Form 10-Q
period 1996-06-30
BELDEN INC
filed 1996-08-13
CIK 910134

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

 Commission File Number 1-12280

                                 BELDEN INC.
           (Exact Name of Registrant as Specified in its Charter)

       Delaware                                      76-0412617
   (State or Other Jurisdiction of               (I.R.S. Employer
   Incorporation or Organization)              Identification No.)


                      7701 Forsyth Boulevard, Suite 800
                          St. Louis, Missouri 63105
            (Address of Principal Executive Offices and Zip Code)

                               (314) 854-8000
            (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

   Yes   X           No

   Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 28, 1996: 26,137,882 shares

                       PART I   FINANCIAL INFORMATION

 Item 1:   Financial Statements

                              CONSOLIDATED BALANCE SHEETS
                                                                               June 30,         December 31,
                                                                                1996               1995

                                                                             (Unaudited)
                                                                                      (in thousands)
                                                              ASSETS
  Current assets:
     Cash and cash equivalents                                                $   1,377         $      750
     Receivables                                                                 97,100             93,931
     Inventories                                                                 78,094             67,961
     Deferred income taxes                                                        5,930              6,906
     Other                                                                        2,716              3,616

        Total current assets                                                    185,217            173,164
  Property, plant and equipment, less
     accumulated depreciation                                                   145,239            143,648
  Intangibles, less accumulated amortization                                     14,515             15,862
  Other assets                                                                       18                113
                                                                               $344,989           $332,787

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable and accrued liabilities                                  $ 74,229          $  78,847
     Income taxes payable                                                         3,932              4,399
        Total current liabilities                                                78,161             83,246
  Long-term debt                                                                 78,860             81,458
  Postretirement benefits other than pensions                                    17,849             18,555
  Deferred income taxes                                                           6,552              8,014
  Other long-term liabilities                                                    10,942              9,612
  Stockholders' equity:
     Preferred stock                                                                  -                  -
     Common stock                                                                   261                261
     Additional paid-in capital                                                  51,071             51,034
     Retained earnings                                                          106,998             83,717
     Translation component                                                       (3,942)            (3,110)

     Treasury stock, at cost                                                     (1,763)                 -
        Total stockholders' equity                                              152,625            131,902
                                                                               $344,989           $332,787

 See accompanying notes.

                             CONSOLIDATED INCOME STATEMENTS
                                                           (Unaudited)

                                                               Six Months Ended          Three Months Ended
                                                                   June 30,                   June 30,
                                                                 1996        1995          1996         1995
                                                                   (in thousands, except per share data)
  Revenues                                                    $336,924     $274,071      $167,649     $159,986
  Cost of sales                                                253,997      204,725       126,134      121,408
     Gross profit                                               82,927       69,346        41,515       38,578
  Selling, general and administrative expenses                  38,443       33,888        18,705       19,447

     Operating earnings                                         44,484       35,458        22,810       19,131
  Interest expense                                               1,873        1,779           890        1,264
     Income before income taxes                                 42,611       33,679        21,920       17,867
  Income taxes                                                  16,725       13,219         8,604        7,013

        Net income                                              25,886       20,460        13,316       10,854
  Net income per share                                    $        .99 $        .78  $        .51 $        .41

  See accompanying notes.

                                              CONSOLIDATED CASH FLOW STATEMENTS
                                                           (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 1996               1995
                                                                                     (in thousands)
  Cash flows from operating activities:
     Net income                                                                $ 25,886           $ 20,460
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                              7,876              6,333
        Amortization                                                                798                778
        Deferred income taxes                                                      (486)               242
        Changes in operating assets and liabilities (*):
            Receivables                                                         (4,493)             1,421
            Inventories                                                        (11,028)            (7,815)
            Accounts payable and accrued liabilities                            (2,788)              (821)
            Income taxes payable                                                  (329)             1,228
            Other assets and liabilities, net                                    2,822                817

                 Net cash provided by operating activities                       18,258             22,643
  Cash flows from investing activities:
     Capital expenditures                                                       (12,457)            (8,485)
     Cash paid for acquired businesses                                                -            (59,789)
     Proceeds from sales of property, plant and equipment                            91                 88
                 Net cash used for investing activities                         (12,366)           (68,186)
  Cash flows from financing activities:
     Net repayments under long-term credit facility
       and credit agreements                                                       (654)            47,506
     Exercise of stock options                                                      725                255
     Purchase of treasury stock                                                  (2,425)                 -
     Cash dividends paid                                                         (2,605)            (2,608)

                 Net cash used for financing activities                          (4,959)            45,153
  Effect of exchange rate changes on cash and cash equivalents                     (306)               120
  Increase (decrease) in cash and cash equivalents                                  627               (270)
  Cash and cash equivalents, beginning of period                                    750              4,700
  Cash and cash equivalents, end of period                                     $  1,377          $   4,430

  (*)Net of the effects of exchange rate changes and acquired business.

 See accompanying notes.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

 Note 1:  Summary of Significant Accounting Policies

 Basis of Presentation
 The  accompanying Consolidated Financial Statements include Belden and all
 o f i t s subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 1995, has been prepared from the books and records without audit. The accompanying Consolidated F i n a ncial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


 Note 2:  Supplemental Cash Flow Information

 Cash payments for income taxes during the first six months of 1996 and 1995 amounted to $17,551,000 and $11,473,000, respectively. Included in these amounts were $5,600,000 and $6,000,000 paid to Cooper Industries, Inc. in the first six months of 1996 and 1995, respectively, in accordance with a Tax Sharing and Separation Agreement.

 Total interest paid, net of amounts capitalized, during the first six m o n ths of 1996 and 1995 amounted to $1,943,000 and $1,843,000, respectively.


 Note 3:  Inventories

                                                                              June 30,         December 31,
                                                                                 1996               1995
                                                                                      (in thousands)
  Raw materials                                                                $ 17,238           $ 17,449
  Work-in-process                                                                18,690             19,374
  Finished goods                                                                 57,810             46,236
  Perishable tooling and supplies                                                 3,728              3,512

     Total                                                                       97,466             86,571
  Allowances (primarily LIFO reserves)                                          (19,372)           (18,610)
     Net inventories                                                           $ 78,094           $ 67,961

 Note 4:  Per Share Information

 Earnings per share have been computed based on the weighted average number of common shares outstanding and common stock options which are dilutive, using the treasury stock method. The shares used in the computation for the three months ended June 30, 1996 and 1995 were 26,240,000 and 26,227,000, respectively. The shares used in the computation for the six months ended June 30, 1996 and 1995 were 26,226,000 and 26,206,000, respectively.

 On May 9, 1996, the Company declared a quarterly cash dividend of $.05 per share payable on July 2, 1996.


 Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

 Results of Operations

 Six  Months  Ended  June  30, 1996 Compared With Six Months Ended June 30,
 1995

 Revenues
 Revenues for the six months ended June 30, 1996 were $336.9 million compared with $274.1 million in the same period last year, an increase of 23%, the majority of which was due to the acquisitions of Pope Cable and Wire B.V. (Pope) and American Electric Cordsets (AEC). Revenues increased 9% when including revenues of Pope (acquired April 3, 1995) and AEC (acquired March 23, 1995) as if they had been acquired at the beginning of the period. The following table shows the components of the 23% increase in the Company's revenues for the first six months of 1996 in each of the Company's four served markets.

                                                                                   % Increase
                                                        % of Total             in 1996 Revenues
                                                          Revenues             Compared with 1995
  Computer                                                   33%                       19%
  Audio/video                                                26                        32
  Industrial                                                 17                        24
  Electrical                                                 24                        18

 The increase in the computer market revenues was due to additional revenues associated with the acquisition of Pope and growth in networking of computers, workstations and servers, which resulted in increased sales of the Company's high performance twisted pair products. The rate of increases in revenues for the Company s networking cables slowed during the second quarter due to increases in inventory levels at certain significant customers, which negatively affected orders. Management expects this impact to continue in the third quarter as these customers w o r k d own inventory levels. Sales of the Company s computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were down slightly compared to the first six months of 1995. The decline in revenues was due to weaker demand in this mature market and price reductions taken by the Company to be more competitive.

 The revenue growth in the audio/video market was due to additional revenues from the acquisition of Pope and increased sales of the Company s cable television (CATV) and broadcast products. Demand for domestic CATV drop cable has declined as CATV providers have delayed spending due to uncertainties regarding telecommunication network architecture and the effect of the telecommunications legislation enacted earlier this year. T h i s decline in domestic CATV revenues was offset by increased international sales of CATV drop and fiber optic cables.

 Continued capital investment by manufacturers, market penetration by the Company, including the introduction of new signal and alarm products, and the acquisition of Pope, resulted in growth for the Company s industrial products.

 The acquisitions of Pope and AEC contributed the majority of the growth in electrical market revenues in the first six months of 1996. In addition, increased demand for the Company's electrical cords used on power tools, appliances and other electrical equipment contributed to the growth. These increases were partially offset by a decline in revenues from electrical products sold in Canada and Europe. The causes of this decline were reductions in price primarily due to lower copper costs and weak demand. Management expects continued decline in demand throughout 1996 for electrical products sold in Canada and Europe.

 Average prices for the Company's products were down in the first six months of 1996 compared with 1995. This decline was primarily attributable to a decline in copper costs during the period and price reductions on CATV and computer interconnect products to be more competitive in the market. Revenues were also adversely affected by the impact of foreign currency exchange rates.

 Costs, Expenses and Earnings
 The following table sets forth information regarding the components of earnings for the first six months of 1996 compared with the same period in 1995.

                                                            Six Months Ended                   % Increase
                                                                 June 30,                     1996 Compared
                                                        1996                 1995               With 1995
                                                      (in thousands, except % data)

  Gross profit                                       $82,927                $69,346                 19.6%
     As a % of revenue                                 24.6%                  25.3%

  Operating earnings                                 $44,484                $35,458                 25.5%
     As a % of revenue                                 13.2%                  12.9%

  Income before income taxes                         $42,611                $33,679                 26.5%
     As a % of revenue                                 12.6%                  12.3%

  Net income                                         $25,886                $20,460                 26.5%
     As a % of revenue                                  7.7%                   7.5%

 The increase in the gross profit amount was due to higher revenues. The decline in the gross profit as a percent of revenues for the first six months of 1996 compared to the same period in 1995 was primarily due to the impact of including the currently less profitable Pope and AEC. This decline was partially offset by productivity gains at our European facility and the impact of lower copper and other raw material costs.

 Operating earnings increased during the first six months of 1996 compared to the first six months of 1995 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs mainly due to acquisitions. Operating earnings as a percent of revenues for the first six months of 1996 increased from the same period in 1995 due primarily to savings from the consolidation of the Company's operations in Europe.

 Income before income taxes increased due to greater operating earnings. This increase in operating earnings was partially offset by higher interest costs associated with the increase in debt levels in conjunction with the acquisitions. Average debt during the first six months of 1996 and 1995 was $85 million and $62 million, respectively. The Company's average daily interest rate for the first six months of 1996 was 5.0% compared to 5.9% for the same period in 1995.

 The Company's effective tax rate was 39.3% and 39.2%, respectively, for the first six months of 1996 and 1995.

 Three Months Ended June 30, 1996 Compared With Three Months Ended June 30,
 1995

 Revenues
 Revenues for the three months ended June 30, 1996 were $167.6 million compared with $160.0 million in the same period last year, an increase of 5%. The following table shows the components of the 5% increase in the Company's second quarter 1996 revenues in each of the Company's four served markets.

                                                                                   % Change
                                                        % of Total             in 1996 Revenues
                                                          Revenues             Compared with 1995
  Computer                                                   32%                        3%
  Audio/video                                                27                         9
  Industrial                                                 17                         18
  Electrical                                                 24                         (4)

  Factors affecting the revenue improvement, excluding the acquisitions, in the three months ended June 30, 1996 and 1995, were essentially the same as those noted above in the comparison of the six months ended June 30, 1996 and 1995. However, the impact of lower copper prices and unfavorable foreign currency translation was more severe in the second quarter of 1996 compared to 1995.

 Costs, Expenses and Earnings
 The following table sets forth information regarding the components of earnings for the second quarter of 1996 compared with the same period in 1995.

                                                           Three Months Ended                   % Increase
                                                                 June 30,                     1996 Compared
                                                           1996          1995                   With 1995
                                                      (in thousands, except % data)
  Gross profit                                            $41,515      $38,578                    7.6%
  As a % of revenue                                        24.8%        24.1%

  Operating earnings                                      $22,810      $19,131                    19.2%
  As a % of revenue                                        13.6%        12.0%

  Income before income taxes                              $21,920      $17,867                    22.7%
  As a % of revenue                                        13.1%        11.2%

  Net income                                              $13,316      $10,854                    22.7%
  As a % of revenue                                         7.9%        6.8%

 The increase in gross profit was primarily due to higher revenues. The improvement in gross profit as a percent of revenues was primarily attributable to productivity gains at our European facility and the impact of lower copper and other raw material costs.

 Operating earnings increased during the three months ended June 30, 1996 compared with the same period in 1995 due to greater gross profit and savings realized from the consolidation of the Company's operations in Europe. The increase in operating earnings as a percent of revenues from the second quarter of 1995 to the second quarter of 1996 was attributable to the increase in gross profit as a percent of revenues and a reduction in selling, general and administrative costs primarily due to savings realized from consolidation of the European operations.

 The increase in income before income taxes was due to higher operating earnings and lower interest costs during the second quarter of 1996 compared to the same period in 1995. A decline in average debt levels and average interest rates contributed to the decrease in interest costs. Average debt during the second quarter of 1996 and 1995 was $84 million and $89 million, respectively. The Company's average daily interest rate for the second quarter of 1996 was 4.9% compared with 5.7% for the same period in 1995.

 The Company's effective tax rate was 39.3% for the second quarter of 1996 and 1995.


 Financial Condition

 Liquidity and Capital Resources

 The Company has a $150 million multicurrency variable rate bank revolving credit agreement ("Credit Agreement") with a group of eight banks. The
 Credit Agreement is unsecured and expires in August 1999. At June 30, 1996, the Company had $71 million available under the Credit Agreement. In addition, as of June 30, 1996, the Company had unsecured, uncommitted arrangements with five banks under which it may borrow up to $70 million at prevailing interest rates. At June 30, 1996, the Company had $43 million available under these arrangements. The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

 Working Capital
 During the first six months of 1996, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes)increased $17.0 million. The increase was primarily due to increases in inventories to support current and future growth, increases in receivables associated with higher revenues, decreases in accounts payable and accrued liabilities associated with spending related to restructuring reserves.

 Capital Expenditures
 For the first six months in 1996, the Company had capital expenditures of $18.6 million, primarily for modernization and enhancement of machinery and equipment and capacity expansion of machinery and equipment for the production of twisted pair wire and CATV coaxial cable. The Company currently plans on spending approximately $14 million during the remainder of 1996, primarily on machinery and equipment.

 All of the statements in this document other than historical facts are forward looking statements made in reliance upon the Safe Harbor of the Private Securities Litigation Reform Act of 1955. There can be no assurances that the Company s actual results will be materially consistent with such forward looking information. Developments in technology, acceptance of the Company s products, changes in raw material costs, pricing of the Company s products, foreign currency rates and changes in the economy will have an impact on the Company s actual results.

                         PART II   OTHER INFORMATION

Item 1:   Legal Proceedings

          The Company and Cooper Industries, Inc. (Cooper) have been engaged in arbitration proceedings in Houston, Texas with respect to whether the Company must make additional payments to Cooper pursuant to a price adjustment provision of an Asset Transfer Agreement that Belden Wire & Cable Company and Cooper entered into in connection with the initial public offering of the Company by Cooper. On April 19, 1996, the arbitration panel issued a ruling denying Cooper s claims in their entirety.

Item 4:   Submission of Matters to a Vote of Security Holders

          On May 9, 1996, the Company held its regular Annual Meeting of Stockholders ( Meeting ). The following items were approved by the stockholders at the Meeting:

          1. Election of Director: Mr. C. Baker Cunningham was elected to a three-year term. He served as a director of the Company since 1993. There were 22,310,160 shares For, and 173,795 shares Withheld for Mr. Cunningham. The terms of the other directors, Messrs. Joseph R. Coppola, Alan E. Riedel, Lorne
              D. Bain and Christopher Byrnes, expire after 1996.

          2. Approval of an Amendment to the Belden Inc. Long-Term Incentive Plan ( Plan ) eliminating the requirement that an e m ployee be employed for at least six months before participating in all offerings under the Plan. There were 23,116,565 shares For, 337,228 shares Against, and 30,162 shares Abstained for the proposal.

Item 6:   Exhibits and Reports on Form 8-K

(a)       Exhibit 27:     Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BELDEN INC.



Date:  August 13, 1996        By:  /s/ C. Baker Cunningham
                              C. Baker Cunningham
                              Chairman of the Board, President
                                and Chief Executive Officer





Date:  August 13, 1996        By: /s/ Richard K. Reece
                              Richard K. Reece
                              Vice President, Finance, Treasurer
                                and Chief Financial Officer