Form 10-Q
period 1996-09-30
BELDEN INC
filed 1996-11-13
CIK 910134

                                 FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                    QUARTERLY REPORT PURSUANT TO SECTION
                   13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

             For the quarterly period ended September 30, 1996

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

                  Yes   X           No

  Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 1, 1996: 26,137,882 shares

                       PART I   FINANCIAL INFORMATION

Item 1:   Financial Statements

                        CONSOLIDATED BALANCE SHEETS

                                                                        September 30,         December 31,
                                                                              1996               1995
                                                                           (Unaudited)
                                                                                    (in thousands)
                                                             ASSETS
Current assets:
   Cash and cash equivalents                                              $       450         $      750
   Receivables                                                                102,063             93,931
   Inventories                                                                 67,130             67,961
   Deferred income taxes                                                        5,645              6,906
   Other                                                                        2,737              3,616

      Total current assets                                                    178,025            173,164
Property, plant and equipment, less
   accumulated depreciation                                                   148,774            143,648
Intangibles, less accumulated amortization                                     14,207             15,862
Other assets                                                                        -                113
                                                                             $341,006           $332,787

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                  $ 63,744          $  78,847
   Income taxes payable                                                         5,063              4,399
      Total current liabilities                                                68,807             83,246
Long-term debt                                                                 70,777             81,458
Postretirement benefits other than pensions                                    17,534             18,555
Deferred income taxes                                                           7,843              8,014
Other long-term liabilities                                                    11,484              9,612
Stockholders' equity:
   Preferred stock                                                                  -                  -
   Common stock                                                                   261                261
   Additional paid-in capital                                                  51,084             51,034
   Retained earnings                                                          119,123             83,717
   Translation component                                                       (4,234)            (3,110)

   Treasury stock, at cost                                                     (1,673)                 -
      Total stockholders' equity                                              164,561            131,902
                                                                             $341,006           $332,787

See accompanying notes.


                       CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                                               Nine Months Ended         Three Months Ended
                                                                 September 30,              September 30,
                                                              1996          1995         1996        1995
                                                                      (in thousands, except per share data)

Revenues                                                    $495,991     $430,793      $159,067     $156,722
Cost of sales                                                373,281      323,181       119,284      118,456
   Gross profit                                              122,710      107,612        39,783       38,266
Selling, general and administrative expenses                  55,221       52,254        16,778       18,366

   Operating earnings                                         67,489       55,358        23,005       19,900
Interest expense                                               2,752        2,891           879        1,112
   Income before income taxes                                 64,737       52,467        22,126       18,788
Income taxes                                                  25,423       20,593         8,698        7,374

      Net income                                              39,314       31,874        13,428       11,414
Net income per share                                           $1.50        $1.21          $.51         $.43

See accompanying notes.


                     CONSOLIDATED CASH FLOW STATEMENTS
                                (Unaudited)

                                                                                Nine Months Ended
                                                                                     September 30,
                                                                               1996               1995
                                                                                   (in thousands)


Cash flows from operating activities:
   Net income                                                                $ 39,314           $ 31,874
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                             11,871             10,190
      Amortization                                                              1,117              1,191
      Deferred income taxes                                                     1,091                987
      Changes in operating assets and liabilities(*):
           Receivables                                                         (9,561)             1,298
           Inventories                                                           (129)           (10,880)
           Accounts payable and accrued liabilities                           (13,260)            (7,342)
           Income taxes payable                                                   823                914
           Other assets and liabilities, net                                    2,911                337

               Net cash provided by operating activities                       34,177             28,569
Cash flows from investing activities:
   Capital expenditures                                                       (20,400)           (14,687)
   Cash paid for acquired businesses                                                -            (59,789)
   Proceeds from sales of property, plant and equipment                           120                106
               Net cash used for investing activities                         (20,280)           (74,370)
Cash flows from financing activities:
   Net borrowings (payments) under long-term credit
     facility and credit agreements                                            (8,580)            49,817
   Exercise of stock options                                                      749                436
   Purchase of treasury stock                                                  (2,425)                 -
   Cash dividends paid                                                         (3,908)            (3,912)

               Net cash used for financing activities                         (14,164)            46,341
Effect of exchange rate changes on cash and cash equivalents                      (33)               516
Increase (decrease) in cash and cash equivalents                                 (300)             1,056
Cash and cash equivalents, beginning of period                                    750              4,700

Cash and cash equivalents, end of period                                       $  450          $   5,756

(*) Net of the effects of exchange rate changes and acquired business.

See accompanying notes.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 1995, has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:  Supplemental Cash Flow Information

Cash payments for income taxes during the first nine months of 1996 and 1995 amounted to $23,531,000 and $18,798,000, respectively. Included in these amounts were $8,400,000 and $9,000,000 paid to Cooper Industries, Inc. in the first nine months of 1996 and 1995, respectively, in accordance with a Tax Sharing and Separation Agreement.

Total interest paid, net of amounts capitalized, during the first nine months of 1996 and 1995 amounted to $2,803,000 and $2,896,000, respectively.

Note 3:  Inventories

                                                                           September 30,       December 31,
                                                                               1996               1995
                                                                                    (in thousands)

Raw materials                                                                $ 14,850           $ 17,449
Work-in-process                                                                19,272             19,374
Finished goods                                                                 48,500             46,236
Perishable tooling and supplies                                                 3,752              3,512

   Total                                                                       86,374             86,571
Allowances (primarily LIFO reserves)                                          (19,244)           (18,610)
   Net inventories                                                           $ 67,130           $ 67,961

Note 4:  Per Share Information

Earnings per share have been computed based on the weighted average number of common shares outstanding and common stock options which are dilutive, using the treasury stock method. The shares used in the computation for the three months ended September 30, 1996 and 1995 were 26,231,000 and 26,292,000, respectively. The shares used in the computation for the nine months ended September 30, 1996 and 1995 were 26,226,000 and 26,236,000, respectively.

On August 15, 1996, the Company declared a quarterly cash dividend of $.05 per share payable on October 1, 1996.

Note 5:  Subsequent Event

On October 22, 1996, the Company entered into a definitive agreement to purchase substantially all of the assets of Intech Cable, Inc. (Intech) for cash. Intech, with revenues of $34 million in 1995, manufactures and markets specialty wire and cable for a variety of markets, including the telecommunications and industrial markets.

This acquisition, which is contingent on several factors including review by appropriate government organizations, will be accounted for under the purchase method of accounting and is expected to close by the end of the year.



Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

Revenues
Revenues for the nine months ended September 30, 1996 were $496.0 million compared with $430.8 million in the same period last year, an increase of 15%, approximately half of which was due to the acquisitions of Pope Cable and Wire B.V. (Pope) and American Electric Cordsets (AEC). Revenues increased 7% when including revenues of Pope (acquired April 3, 1995) and AEC (acquired March 23, 1995) as if they had been acquired at the beginning of the period. The following table shows the components of the 15% increase in the Company's revenues for the first nine months of 1996 in each of the Company's four served markets.

                                                                                % Increase
                                                      % of Total             in 1996 Revenues
                                                        Revenues             Compared with 1995
Computer                                                   33%                      11%
Audio/video                                                26                       24
Industrial                                                 17                       23
Electrical                                                 24                       7

The increase in the computer market revenues for the nine months ended September 30, 1996 compared with 1995 was due to the acquisition of Pope and growth in networking of computers, workstations and servers, which resulted in increased sales of the Company's high performance twisted pair products. However, the rate of growth in revenues for the Company's networking cables slowed in the second quarter and turned unfavorable in the third quarter. Elevated inventory levels at certain significant customers, which negatively affected orders, and lower copper costs, which were reflected in reduced selling prices, both contributed to this trend in revenues. In addition, the Company reduced prices for its high temperature computer networking cables in August primarily to be more competitive in the market. Customer inventory levels have since been reduced, but the impact of lower copper prices and the price reductions are expected to continue to constrain revenue growth in the fourth quarter. Sales of the Company's computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were down slightly during the first nine months of 1996 compared with the first nine months of 1995.

The revenue growth in the audio/video market was due to additional revenues from the acquisition of Pope and increased sales of the Company s cable television (CATV) and broadcast products. Demand for domestic CATV drop cable has declined as CATV providers have delayed spending due to uncertainties regarding telecommunication network architecture and the effect of the telecommunications legislation enacted earlier this year.
This   decline  in  domestic  CATV  revenues  was  offset  by  increased international sales of CATV drop and fiber optic cables.

Industrial  market  revenues  benefited  from  continued  strong  capital investment by manufacturers and increased market penetration by the Company. The Company has penetrated the industrial markets as a result of the introduction of new signal and alarm products in 1996 and a focused selling effort.

The acquisitions of Pope and AEC represented all of the growth in the electrical market revenues during the first nine months of 1996. Excluding the impact of the acquisitions, revenues declined almost 7%. This decline was primarily attributable to reductions in selling prices due to lower copper costs and weaker demand in Canada and Europe. Management expects continued decline in demand throughout 1996 for electrical products sold in Canada and Europe due to weakness in these economies. In order to focus on more profitable product lines, the Company discontinued manufacturing residential building wire in Canada in September 1996, which is also expected to contribute to lower future revenues.

Average prices for the Company's products were down in the first nine months of 1996 compared with 1995. This decline was primarily attributable to a decline in copper costs during the period and price reductions on CATV, computer interconnect and high temperature computer networking products to be more competitive in the market. Revenues were also reduced by approximately $5 million due to the unfavorable impact of foreign currency exchange rates. All of these factors will continue to affect average selling prices in the fourth quarter. In addition, the Company changed its internal accounting calendar in 1996 such that each quarter now has thirteen weeks. This change, although not impacting revenues for the full year, will result in one less week of shipments in the fourth quarter of 1996 compared with 1995.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the first nine months of 1996 compared with the same period in 1995.

                                                          Nine Months Ended                 % Increase
                                                            September 30,                  1996 Compared
                                                      1996                 1995               With 1995
                                                    (in thousands, except % data)

Gross profit                                     $122,710               $107,612                 14.0%
   As a % of revenue                                 24.7%                  25.0%

Operating earnings                               $67,489                $55,358                  21.9%
   As a % of revenue                                 13.6%                  12.9%

Income before income taxes                       $64,737                $52,467                  23.4%
   As a % of revenue                                 13.1%                  12.2%

Net income                                       $39,314                $31,874                  23.3%
   As a % of revenue                                  7.9%                   7.4%


The revenue growth for the first nine months of 1996 caused the increase in gross profit. However, gross profit as a percent of revenues declined during the period as a result of the impact of including the currently less profitable Pope and AEC and price reductions taken to be more competitive in certain markets. Productivity gains at our European facility and the impact of lower copper and other raw material costs partially offset this decline.

Operating earnings increased during the first nine months of 1996 compared to the first nine months of 1995 due to greater gross profit. This increase was partially offset by the additional selling, general and administrative costs of the acquired operations. Operating earnings as a percent of revenues for the first nine months of 1996 increased from the same period in 1995 due primarily to savings from the consolidation of the Company's operations in Europe and leveraging of the Company's fixed selling, general and administrative costs with increased unit sales.

Income before income taxes increased due to greater operating earnings. Interest expense declined during the first nine months of 1996 compared to 1995 as lower interest rates more than offset the increase in debt levels associated with the acquisitions and the elevation of working capital levels. Average debt during the first nine months of 1996 and 1995 was $85 million and $71 million, respectively. The Company's average daily interest rate for the first nine months of 1996 was 5.0% compared to 5.7% for the same period in 1995.

The Company's effective tax rate was 39.3% and 39.2%, respectively, for the first nine months of 1996 and 1995.


Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

Revenues
Revenues for the three months ended September 30, 1996 increased 2% to $159.1 million compared with $156.7 million in the same period last year. The following table shows the components of the 2% increase in the Company's third quarter 1996 revenues in each of the Company's four served markets.

                                                                                  % Change
                                                      % of Total             in 1996 Revenues
                                                        Revenues             Compared with 1995
Computer                                                   32%                      (3)%
Audio/video                                                27                       9
Industrial                                                 17                       21
Electrical                                                 24                       (10)

Factors affecting the revenue improvement, excluding the acquisitions, in the three months ended September 30, 1996 and 1995, were essentially the same as those noted above in the comparison of the nine months ended September 30, 1996 and 1995. However, the impact of elevated inventories at certain customers and reduced pricing due to lower copper costs and price reductions taken on the Company's high temperature networking cables, were more severe in the third quarter of 1996 compared to 1995.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the third quarter of 1996 compared with the same period in 1995.

                                                          Three Months Ended                % Increase
                                                            September 30,                  1996 Compared
                                                      1996                 1995               With 1995
                                                    (in thousands, except % data)

Gross profit                                       $39,783                $38,266                  4.0%
   As a % of revenue                                 25.0%                  24.4%

Operating earnings                                 $23,005                $19,900                  15.6%
   As a % of revenue                                 14.5%                  12.7%

Income before income taxes                         $22,126                $18,788                  17.8%
   As a % of revenue                                 13.9%                  12.0%

Net income                                         $13,428                $11,414                  17.6%
   As a % of revenue                                  8.4%                   7.3%

Revenue growth, productivity improvements and lower costs for certain raw materials other than copper contributed to the increases in gross profit. The productivity improvements and lower costs for certain raw materials other than copper also contributed to the increase in gross profit as a percent of revenues, as did the impact of lower copper costs. Because lower copper costs affected both revenues and expenses, it had minimal impact on gross profit.

Operating earnings increased during the three months ended September 30, 1996 compared with the same period in 1995 due to greater gross profit, savings realized from the consolidation of the Company's operations in Europe and controlled discretionary spending. The increase in operating earnings as a percent of revenues from the third quarter of 1995 to the third quarter of 1996 was attributable to the increase in gross profit as a percent of revenues and a reduction in selling, general and administrative costs primarily due to savings realized from consolidation of the European operations and controlled discretionary spending.

The increase in income before income taxes was due to higher operating earnings and lower interest costs during the third quarter of 1996 compared to the same period in 1995. A decline in average debt levels and average interest rates contributed to the decrease in interest costs. Average debt during the third quarter of 1996 and 1995 was $86 million and $89 million, respectively. The Company's average daily interest rate for the third quarter of 1996 was 5.0% compared with 5.5% for the same period in 1995.

The Company's effective tax rate was 39.3% and 39.2%, respectively, for the third quarter of 1996 and 1995.

Financial Condition

Liquidity and Capital Resources

The Company has a $150 million multicurrency variable rate bank revolving credit agreement ("Credit Agreement") with a group of eight banks. The Credit Agreement is unsecured and expires in August 1999. At September 30, 1996, the Company had $79 million available under the Credit Agreement. In addition, as of September 30, 1996, the Company had unsecured, uncommitted arrangements with five banks under which it may borrow up to $80 million at prevailing interest rates. At September 30, 1996, the Company had $48 million available under these arrangements. The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first nine months of 1996, operating working capital (defined as r e ceivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes) increased $19.2 million. The increase was primarily due to increases in inventories, associated with supporting current growth and the slowdown in certain markets, and decreases in accounts payable and accrued liabilities associated with spending related to restructuring projects.

Capital Expenditures
For the first nine months in 1996, the Company had capital expenditures of $20.4 million, primarily for modernization and enhancement of machinery and equipment and capacity expansion of machinery and equipment for the production of twisted pair wire and CATV coaxial cable. The Company currently plans on spending approximately $7 million during the remainder of 1996, primarily on machinery and equipment.

All  of  the  statements  in  this document other than historical facts are forward looking statements made in reliance upon the Safe Harbor of the Private Securities Litigation Reform Act of 1955. There can be no assurances that the Company s actual results will be materially consistent with such forward looking information. Developments in technology, acceptance of the Company s products, changes in raw material costs, pricing of the Company s products, foreign currency rates and changes in the economy will have an impact on the Company s actual results. These factors are more specifically described in the Company Annual Report on Form 10-K for the year ended December 31, 1995.

                        PART II   OTHER INFORMATION

PART II  Other Information

Item 1:  Legal Proceedings

         The Furon Company has filed a lawsuit against Belden Wire & Cable Company ("BWC", a wholly-owned subsidiary of the Company), claiming that BWC is infringing a Furon patent. The Company intends to vigorously defend its position and believes that the lawsuit will not have a material adverse effect on the Company.

Item 6:  Exhibits and Reports on Form 8-K

(a)      10.1  Asset  Purchase  Agreement,  dated October 21, 1996, between
               Belden Wire & Cable Company and Intech Cable, Inc.

         10.2 Non-Employee Director Stock Plan, effective August 15, 1996 (Exhibit 4.5 to Registration Statement on Form S-8 filed in connection with the Belden Inc. Non-Employee Director Stock Plan (File No. 333-11071)).

         10.3 Change of Control Employment Agreements, dated as of August 16, 1996, between Belden Inc. and C. Baker Cunningham, Richard K. Reece, Peter J. Wickman, Kevin L. Bloomfield and Larry E. Fast.

         10.4 Trust Agreement ("Rabbi Trust"), dated June 3, 1996, between Belden Wire & Cable Company (a wholly-owned subsidiary of the Company) and Boatmen's Trust Company.

         27    Financial Data Schedule

(b)      None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BELDEN INC.



Date:  November 13, 1996      By:    /s/ C. Baker Cunningham
                                C. Baker Cunningham
                                Chairman of the Board, President
                                and Chief Executive Officer





Date:  November 13, 1996      By:   /s/ Richard K. Reece
                                Richard K. Reece
                                Vice President, Finance, Treasurer
                                and Chief Financial Officer