Form 10-K405
period 1996-12-31
BELDEN INC
filed 1997-03-17
CIK 910134

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
                For the fiscal year ended December 31, 1996
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
          For the transition period from __________ to ___________

                        Commission File No. 1-12280

                                BELDEN INC.

           (Exact Name of Registrant as Specified in Its Charter)

   Delaware                                                         76-0412617
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

                           7701 Forsyth Boulevard
                                 Suite 800
                         St. Louis, Missouri 63105

           (Address of Principal Executive Offices and Zip Code)

                               (314) 854-8000

            (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
Common Stock, $.01 par value                       The New York Stock Exchange
Preferred Stock Purchase Rights                    The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes   [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Exhibit Index on Pages 19-20
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at February 28, 1997 is $926,040,596.

The number of shares outstanding of the registrant's Common Stock at February 28, 1997 is 26,119,962.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 1997 (the "Proxy Statement")
(incorporated by reference into Part III).

Portions of the 1996 Belden Inc. Annual Report to Shareholders (the "1996 Annual Report") (incorporated by reference into Parts I, II and IV).

                                  PART I

Item 1.  Business
                                  General

Belden is engaged in the design, manufacture and marketing of wire, cable and cord products for electronics and electrical applications. It has been in the business of manufacturing wire and cable for over 90 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper. In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the initial public offering by Cooper, on October 6, 1993, of 23,500,000 shares of common stock of Belden Inc. An additional 2,500,000 shares of common stock, which were originally retained by Cooper, have all been sold to the public as of December 31, 1996. For information regarding recent Belden acquisitions, see "Note 3: Acquisitions" and "Note 4: Subsequent Event" of Belden's consolidated financial statements in the 1996 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Belden Inc. is a Delaware corporation incorporated in 1993. Substantially all of its operations are conducted through BWC and its other subsidiaries. As used herein, unless the context otherwise requires, "Belden" and the "Company" refer to Belden Inc. and its subsidiaries and their respective predecessors, including the Belden Division of Cooper.

                            Markets and Products

The Company designs, manufactures and markets wire, cable and cord products that serve the following major markets:

   - Computer networking, computer equipment and telecommunications
   - Audio/video including broadcast, entertainment and cable television
   - Industrial signal, instrumentation and control
   - Electrical equipment, including power tools, floor care equipment, home appliances, motor and test apparatus.

Belden meets the demands of those markets with various product configurations, which include, for the electronic markets, multiconductor products, coaxial cable, fiber optic cables, heat-shrinkable tubing and wire management products; and for the electrical markets, cords and lead, hook-up and other wire. A description of Belden's products follows, including the major end uses and the methods of distribution.

Multiconductor Products

A multiconductor cable consists of two or more insulated conductors that are cabled together, individually twisted into pairs or run in a parallel configuration as a flat cable. Insulation may be extruded or laminated over bare conductors, or separately insulated conductors may be bonded or woven together. A cable may be unshielded, have individually shielded pairs or have an overall shield. The cable is covered with an overall jacket. Major end uses for these products include computer networking and computer equipment, as well as various applications within the industrial signal, instrumentation and control market, and the telecommunications market. Multiconductor product sales constituted approximately 49%, 46% and 49% of Belden's sales in 1996, 1995 and 1994, respectively.

Computer Networking. Belden supplies both shielded and unshielded multiconductor cables for local area network ("LAN") applications. A LAN links together personal computers and other computer peripheral equipment. Belden's multiconductor product line for the computer networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist (R) cables for high speed transmission. It also includes MediaTwist (TM) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. Belden's primary channels to the computer networking market include distributors, computer original equipment manufacturers ("OEMs") and systems integrators who design and install multivendor data/voice systems.

Computer Equipment. The computer equipment market requires various multiconductor and flat cables for use in internal computer component wiring and to interconnect peripheral pieces of equipment, such as printers, to computers. Computer hardware manufacturers also use flat cable to interface internal components such as circuit boards, switching devices and other active components. Such manufacturers also use heat-shrinkable tubing and wire management products to protect and harness wire and cable assemblies. Belden supplies multiconductor and flat cables, as well as heat-shrinkable tubing and wire management products, for these applications. Belden's primary channels to this market are direct sales to computer and instrumentation OEMs and sales through assembly houses and distributors.

Industrial Signal, Instrumentation and Control. The industrial signal, instrumentation and control market requires a broad range of multiconductor products for applications involving programmable controllers, robotics, process control and computer-integrated manufacturing, as well as traffic signal cable and cable for fire alarm, smoke detection, sprinkler control and security systems. Many industrial environments require cables with exterior armor or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. Belden manufactures and markets products that are designed for all these applications. Belden also manufactures electrical wire used for the industrial power markets. Belden sells products to the industrial signal, instrumentation and control market primarily through wire specialist distributors, contractors and engineering firms and also sells directly to OEMs.

Telecommunications. The telecommunications market utilizes a broad range of products that transmit voice and data signals through the public telephone network. Sophisticated network and switching equipment used in many of the advanced telephone systems require a multiple pair cable that is shielded for security purposes. In this telecommunications market, Belden manufactures and markets multiconductor cables and sells them to U.S. telephone suppliers and carriers as well as to national telephone systems in Europe, and to OEMs that manufacture switching equipment sold throughout the world. Belden has positioned itself to be a supplier of service wire products to the telecommunication markets' "last mile" architecture systems.

Coaxial Cable

Coaxial cable consists of a central inner conductor surrounded by a concentric outer conductor or shield. A dielectric material separates the two conductors and a jacket covers the overall construction. The inner conductor is usually copper or copper-covered steel, while the outer conductor is usually a metallic tape or a wire braid. Various insulating and jacketing materials are used. The primary applications for Belden's coaxial cable are in audio/video markets such as broadcast, entertainment and cable television. Belden's coaxial cable is also used in some computer networking and computer equipment applications. Coaxial cable sales constituted approximately 22%, 23% and 25% of Belden's sales in 1996, 1995 and 1994, respectively.

Broadcast and Entertainment. Belden's broadcast cables are used to distribute audio and video signals for the television, music and other entertainment industries. Belden primarily markets its broadcast cables through broadcast specialty distributors and audio systems installers.

Cable Television. Belden manufactures flexible, copper-clad coaxial cable used for the "drop" section of a cable television (CATV) system. The drop cable section distributes the signal from the "trunk" portion of the CATV system into the home. Belden has acquired a composite cable capability for a combination of CATV and telephone pair to meet the changing needs of the converging CATV and telecommunication markets. Belden also manufactures a copper base trunk cable widely used throughout Europe meeting local specifications within the region.

The CATV drop cable market includes both new cable installations and the repair and replacement of existing cable. Belden's CATV coaxial cable is sold directly to multiple systems operators who operate CATV systems throughout the world and through CATV distributors, electronics distributors and contractors.

Computer Networking and Computer Equipment. Computer coaxial cable is used in some LAN applications and is also used to connect computer terminals to mainframes. Belden's channel to this market is primarily through distributors.

Fiber Optics

Fiber optic cables transmit light signals through glass or plastic fibers. The principal application of Belden's fiber optic cable is premises data distribution systems using multimode fiber. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building. Belden's channels to this market include distributors and systems integrators. Belden also manufactures and sells fiber optic single mode cable for applications in CATV and telecommunication markets. These products are used to transmit voice, data, and video signals to a subscriber network within an area serviced either by the local telephone company or a CATV system operator. These sales are primarily made through both direct relationships with the system operators and through multiple distribution channels in the market.

Cords

A cord is a two or three-conductor cable with a molded plug on one or both ends. Cords are used to transmit electrical energy to power equipment or electronic devices. Most of Belden's cords are sold directly to OEMs for incorporation in portable electric power tools, floor care equipment and home appliances. Cord products are also marketed through distributors and appliance wholesalers. Cord sales constituted approximately 12%, 12% and 12% of Belden's sales in 1996, 1995 and 1994, respectively.

Lead, Hook-up and Other Wire Products

Lead and hook-up wire consists of single conductor wire that is used for electrical leads in motors, internal wiring and test equipment. Belden sells these products primarily to OEMs that manufacture motors, transformers, ballasts and lighting, electronic equipment and coil winders. Belden also markets these products through electrical apparatus parts distributors, wire specialist distributors and electrical wholesalers. In Europe, Belden manufactures enamel coated wire used exclusively in the manufacture of precision deflection coils that are used with computer video screens and television monitors. These products are sold directly to OEMs. Belden also fabricates wire for components used in the production of active and passive electronic components which provide the circuitry connections for electronic data equipment. Precision tolerances and exacting specifications allow Belden to play a role in this limited competitive market. These products are sold directly to the OEM market. Sales of lead, hook-up and other wire products constituted approximately 13%, 15% and 11% of Belden's sales in 1996, 1995 and 1994, respectively.

                                 Customers

Belden sells through distributors and directly to OEMs and installers of equipment and systems. Sales to several business units of Anixter International Inc. represented approximately 17% of total sales in 1996, 18% in 1995 and 22% in 1994. In general, Belden's distributors are not contractually obligated to carry the Belden product line exclusively or for a significant period of time. They could purchase products that compete with Belden's products in lieu of purchasing products from Belden, and the loss of one or more large distributors could, at least in the short-term, have an adverse effect on the Company's results of operations. However, the Company believes that its relationships with its distributors are satisfactory and that the distributors choose Belden products due to, among other reasons, the breadth of Belden's product offering and the quality and performance characteristics of its products.

                          International Operations

Belden's international sales consist primarily of multiconductor and coaxial cable products for computer networking, computer equipment and CATV and broadcast applications. Belden's primary channels to international markets are through distributors and direct sales to end users.


Changes in the relative value of currencies take place from time to time and their effects may be favorable or unfavorable on the Company's results of operations. Belden sometimes engages in foreign currency hedging transactions to mitigate these effects. For more information about

Belden's foreign currency exposure management, See "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 1996 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Information about Belden's foreign and domestic operations and export sales are shown in "Note 17: Industry Segments, Major Customers and Geographic Information" of Belden's consolidated financial statements in the 1996 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

                                Competition

Belden faces substantial competition in its major markets. The number and size of Belden's competitors varies depending on the product line. However, competition can be generally categorized as highly competitive with many players, being either global in scope with competitors that have substantial financial, engineering, manufacturing and marketing resources, or regional in scope with competitors that have more limited product offerings with price as the differentiating feature.

The principal competitive factors in all product markets are availability, customer support, distribution coverage, price and product features. The relative importance of each of these factors varies depending on the specific product category.

Some of the Company's competitors have greater financial, engineering, manufacturing and other resources than the Company. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require continued investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will continue to make such investments or that the Company will be successful in maintaining such advantages.

                          Research and Development

The Company engages in a continuing research and development program, including new and existing product development, testing and analysis; process and equipment development and testing; and compound materials development and testing. For information about the amount spent on research and development, see "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 1996 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

                           Patents and Trademarks

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending.
Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden (R) trademark. The Company has the right to use the Belden (R) trademark in connection with all of its current products. The Company, however, has granted to Cooper the exclusive royalty-free right to use the Belden (R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete.
Other important trademarks used by Belden include DataTwist (R), Flamarrest (R), UnReel (R), Duobond (R), Beldfoil (R), Conformable (R), Pope (R), Alpha (R),
FIT (R) and XTRAGUARD (R) .

                               Raw Materials

The principal raw material used in many of Belden's products is copper. The Company has a copper hedging policy that attempts to match the period of the futures contract with the estimated time required to reflect the change in copper cost in the sales price of the Company's products. For additional information, see "Note 2: Summary of Significant Accounting Policies" and "Note 14: Commitments" of Belden's consolidated financial statements in the 1996 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include Teflon (R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum and optical fiber. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future. Because of patents owned by others and high capital requirements, the Company does not currently manufacture its own optical fibers, but purchases its requirements from others. There is currently a limited number of manufacturers of optical glass fiber.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements, and resells these products under various names, especially Alpha Wire Company.

                                  Backlog

The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 1996, the Company's backlog of orders believed to be firm was $50.2 million compared to $60.2 million at December 31, 1995. The Company believes that all such backlog will be filled in 1997.

                           Environmental Matters

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive
Environmental Response, Compensation, and Liability Act ("CERCLA"), the

Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. The Company believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area.

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden has agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Soil and groundwater contamination has been identified, and the groundwater contamination extends to the property line in one direction. Additional investigation as well as soil and groundwater remediation will be necessary. The Company has recorded a liability for the remaining costs, which are currently estimated at approximately $700,000.

The Company has been identified as a potentially responsible party ("PRP") with respect to five sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as "de minimis" parties, resolving their liability for a particular site. The number of sites with respect to which the Company has been identified as a PRP has decreased in part as a result of "de minimis" settlements.

Belden does not own or operate any of the five waste sites with respect to which it has been identified as a PRP. In each case, Belden is identified as a party that disposed of waste at the site. With respect to four of the sites, Belden's share of the waste volume is estimated to be less than 1%. At the fifth site, Belden contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for most of these sites, the Company believes, based on its preliminary review and other factors, including its estimated share of the waste volume at the sites, that the costs to the Company relating to these sites will not have a material adverse effect on its results of operations or financial condition. The Company has an accrued liability on its balance sheet to the extent such costs are known and estimable for such sites.

The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.

                                 Employees

As of December 31, 1996, the Company had approximately 4,300 full-time employees.

               Importance of New Products and Product Improvements; Impact of Technological Change; Impact of Acquisitions

Many of the markets that Belden serves are characterized by advances in information processing and communications capabilities which require increased transmission speeds and greater bandwidth. These trends require ongoing improvements in the capabilities of wire and cable products. The Company believes that its future success will depend in part upon its ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. The failure to introduce successfully new or enhanced products on a timely and cost-competitive basis could have an adverse impact on the Company's operations and financial condition.

Fiber optic technology presents a potential substitute for the copper-based products that comprise the vast majority of Belden's sales. Fiber optic cables have not to date significantly penetrated the markets served by Belden due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. At the same time, advances in data transmission equipment and copper cable technologies have increased the relative performance of copper solutions. For example, asynchronous transfer mode (ATM) technology using copper cable may further improve the attractiveness of copper-based solutions. However, a significant decrease in the cost of fiber optic systems could make such systems superior on a price/performance basis to copper systems. While the Company has been a fiber optic cable supplier in niche, specialty markets since 1976, such a significant decrease in the cost of fiber optic systems would likely have an adverse effect on the Company.

Wireless communications technology may represent a threat to both copper and fiber optic-based systems by reducing the need for premise wiring. Belden believes that the eliminated signal security and the relatively slow transmission speeds of current systems restrict the use of wireless systems in many data communications markets. However, there are no assurances that future advances in wireless technology may not have an adverse effect on the Company's business.

The Company also does not presently anticipate that the commercialization of video delivery technology -- direct broadcast technology ("DBS") -- will have a material adverse effect on its CATV drop cable business. With DBS, a small satellite dish antenna is placed on the roof of a subscriber's facility. DBS does not require wiring from a central location to each subscriber, as does a CATV system. The Company has cables that meet the requirements of a DBS system, specifically the cable that connects the DBS satellite dish antenna with a subscriber's home or business television set.

The recently enacted telecommunications legislation presents uncertainties and opportunities in the CATV area. This pending legislation and uncertainties regarding telecommunication network architectures resulted in a delay in spending by CATV product end users during 1996.

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in the Notes to the financial statements in the 1996 Annual Report (incorporated by reference in Item 8 of this Annual Report on Form 10-K), the Company has completed four acquisitions in the past two years. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful.

Executive Officers

The following sets forth certain information with respect to Belden's executive officers as of December 31, 1996. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

                  Name                              Age                             Position
           C. Baker Cunningham                       55             Chairman of the Board, President, Chief
                                                                    Executive Officer and Director

           Richard K. Reece                          40             Vice President, Finance, Treasurer and Chief
                                                                    Financial Officer

           Peter J. Wickman                          47             Vice President, Operations

           Kevin L. Bloomfield                       45             Vice President, Secretary and General Counsel

           Larry E. Fast                             49             Vice President and General Manager, Cord
                                                                    Products Division of Belden Wire & Cable Company

C. Baker Cunningham has been Chairman, President and Chief Executive Officer of the Company since 1993. From February 1982 until July 1993, he was an Executive Vice President, Operations of Cooper, a manufacturer of electrical equipment, tools and hardware, and automotive products. Mr. Cunningham has a B.S. degree in civil engineering from Washington University, an M.S. degree in civil engineering from Georgia Tech and an M.B.A. from the Harvard Business School.

Richard K. Reece has been Vice President, Finance, Treasurer and Chief Financial Officer of the Company since August 1, 1993. He was associated with the public accounting firm of Ernst & Young, LLP from 1978 until June 1993 and was a partner with that firm since 1989. He has a B.S. degree in accounting from Auburn University and is a Certified Public Accountant.

Peter J. Wickman has been Vice President, Operations of the Company since 1993. He was Vice President, Finance and Planning for the Belden Division of Cooper from 1989 to July 1993. He was Controller of Cooper's Bussmann Division from 1983 to 1989. Mr. Wickman has a B.S. degree in accounting from Walton School of Commerce and is a Certified Public Accountant.

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company since August 1, 1993. He was Senior Counsel for Cooper from February 1987 to July 1993, and had been in Cooper's Law Department from 1981 to 1993. He has a B.A. degree in economics and a J.D. degree from the University of Cincinnati and an M.B.A. from Ohio State University.

Larry E. Fast joined Belden in 1972.  From 1983 to 1992, he was Director of

Manufacturing. From 1992 until February 1994, he was Vice President, Manufacturing. On March 1, 1994, he became Vice President and General Manager, Cord Products Division of Belden Wire & Cable Company, a subsidiary of Belden Inc. He has a B.S. degree from Indiana University and has completed Harvard Business School's Program for Management Development. He is not an executive officer of the Company. However, in 1994, he began performing a policy-making function for the Company as Vice President and General Manager, Cord Products Division of Belden Wire & Cable Company.

Item 2.  Properties

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:

                                                                                           Owned
                                                                         Square              or
      Location                         Facility Type                      Feet             Leased

 St. Louis, Missouri              Executive Office                            7,466       Leased

 Richmond, Indiana                Sales and Administrative Office            53,575       Owned

 Carmel, Indiana                  Sales and Administrative Office            11,077       Leased

 Richmond, Indiana                Engineering Center                         70,000       Owned

 Richmond, Indiana                Manufacturing-electronics wire &         693,372       Owned
                                  cable

 Richmond, Indiana                Distribution Center                       145,000       Owned

 Clinton, Arkansas                Manufacturing-electrical cords           133,000       Owned

 Monticello, Kentucky             Manufacturing-electronics wire &         222,800       Owned
                                  cable

 Tompkinsville, Kentucky          Manufacturing-electronics wire &         228,800       Owned
                                  cable, flat cable & fiber optics

 Hudson, Massachusetts            Manufacturing-electronics wire &        215,000       Leased
                                  cable

 Elizabeth, New Jersey            Sales and Administrative Office             7,064       Owned

 Elizabeth, New Jersey            Distribution Center                       197,250       Owned

 Charlotte, North Carolina        Manufacturing-electronics wire &          96,000       Leased
                                  cable

 Franklin, North Carolina         Manufacturing-electrical cords           101,800        Owned

 Apple Creek, Ohio                Manufacturing-electrical cords            40,200        Owned

 Essex Junction, Vermont          Manufacturing-high temperature             77,400        Owned
                                  electronics wire & cable

 Cobourg, Ontario, Canada         Manufacturing-electrical &               215,000        Owned
                                  electronics wire & cable; Sales
                                  Office and Distribution Center

 Neuss, Germany                   Sales Office                               37,600       Leased

 Venlo, The Netherlands           Manufacturing-electronics wire &         585,000        Owned
                                  cable; Warehouse; and Sales and
                                  Administrative Office

 Hermosillo, Mexico               Manufacturing-electrical cords and        65,000       Leased
                                  Warehouse

 Nogales, Arizona                 Distribution Center                        10,000       Leased


The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

Item 3.  Legal Proceedings

The Furon Company has filed a lawsuit against BWC, claiming that it is infringing a Furon patent. The Company intends to vigorously defend its position and believes that the lawsuit should not have a material adverse effect on the Company.

The Company is also a party to various legal proceedings and administrative actions which are incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

See "Item 1. Business-Environmental Matters" regarding certain proceedings arising under environmental laws.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.


                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

At February 28,1997, there were 970 record holders of Common Stock of Belden Inc.

The additional information required by Item 5 is incorporated herein by reference to page 51 of the 1996 Annual Report. The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

Item 6.  Selected Financial Data

Incorporated herein by reference to page 25 of the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference to pages 26 through 32 of the 1996 Annual
Report.

Item 8.  Financial Statements and Supplementary Data

Incorporated herein by reference to pages 34 through 50 of the 1996 Annual
Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                              PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference to "Matters to Come Before the Meeting," pages 2 through 4 of the Proxy Statement. Information regarding executive officers is set forth in Part I at pages 11-12 herein under the heading "Executive Officers."

Item 11.  Executive Compensation

Incorporated herein by reference to "Compensation of Directors", "Executive Compensation" and "Stock Price Performance Graph", pages 10 through 18 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to "Stock Ownership of Management and Certain Beneficial Owners," pages 9-10 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to "Other Matters", page 18 of the Proxy Statement.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.        Financial Statements (located on the pages in the 1996
               Annual Report shown below).

                                                      Page No.
                                                 1996 Annual Report

     Report of Independent Auditors . . . . . . . . . . 33

     Consolidated Balance Sheets as of
      December 31, 1996 and December 31, 1995 . . . . . 34

     Consolidated Income Statements for Each of
      the Three Years in the Period Ended
      December 31, 1996 . . . . . . . . . . . . . . . . 35

     Consolidated Cash Flow Statements for Each
      of the Three Years in the Period Ended
      December 31, 1996 . . . . . . . . . . . . . . . . 36

     Consolidated Stockholders' Equity Statements
      for Each of the Three Years in the Period
      Ended December 31, 1996 . . . . . . . . . . . . . 37

     Notes to Consolidated Financial Statements . . .38-50

With the exception of the financial statements and other financial data and other information listed above or incorporated by reference under other Items of this Annual Report on Form 10-K, the 1996 Annual Report is not filed as part of this Annual Report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. Exhibits. The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 10-Q, Second Quarter, 1994" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, File Number 1-12280, (iv) the "Form 8-K" are to the Belden Inc. Report on Form 8-K, filed with the Commission on April 17, 1995, File Number 1-12280, (v) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (vi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 1 of Form S-8 Registration Statement, filed with the Commission on October 23, 1995, File Number 33-66830, (vii) the "Form 10-K" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (viii)the "Form 10-Q, Third Quarter, 1996" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, File Number 1-12280, (ix) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, and (x) the "Form 8-K, January 1997" are to the Belden Inc. Report on Form 8-K, filed with the Commission on January 23, 1997, File Number 1-12280.

 Exhibit No.                  Description

    2.1 Stock Purchase Agreement, dated April 3, 1995, among PCW Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc. and Belden Europe B.V. for the purchase of Pope Cable and Wire B.V. (Exhibit 2 to Form 8-K)
    2.2 Asset Purchase Agreement, dated October 21, 1996, between Belden Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form 10-Q, Third Quarter, 1996)
    2.3 Asset Purchase Agreement, dated November 21, 1996, between Belden Wire & Cable Company and Alpha Wire Corporation, and Asset Purchase Agreement/U.K. Assets dated January 7, 1997 between Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2 to Form 8-K, January 1997)
    3.1 Certificate of Incorporation of the Company (Exhibit 3.1 to Registration Statement)
    3.2 Bylaws of the Company (Exhibit 3.2 to Registration Statement)
    4.1 Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K)
 *  4.2  Amendment to Specimen Common Stock Certificate
    4.3 Rights Agreement, dated as of July 6, 1995, between Belden Inc. and First Chicago Trust Company of New York, as Rights Agent; Boatmen's Trust Company has superseded First Chicago Trust Company of New York as Rights Agent (Exhibit 1 to Form 8-A)

   10.1 Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
   10.2 Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form 10-Q)
   10.3 Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
   10.4 Stock Agreement by and between Cooper Industries, Inc. and Belden Inc. (Exhibit 10.4 to Form 10-Q)
   10.5 Tax Sharing and Separation Agreement by and among Belden Inc., Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
        10.6 to Form 10-Q)
** 10.6 Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
** 10.7 Change of Control Agreements, dated as of August 16, 1996, between
        Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Peter J. Wickman, Kevin L. Bloomfield and Larry E. Fast (Exhibit
        10.3 to Form 10-Q, Third Quarter, 1996)
** 10.8 Trust Agreement ("Rabbi Trust"), dated June 3, 1996, between Belden
        Wire & Cable Company and Boatmen's Trust Company (Exhibit 10.4 to Form 10-Q, Third Quarter, 1996)
** 10.9 Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to Form 10-Q,
        Second Quarter, 1994)
**10.10 Belden Inc. Employee Stock Purchase Plan, as restated as of August
        4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
**10.11 Belden Wire & Cable Company Supplemental Excess Defined Benefit
        Plan (Exhibit 10.11 to Registration Statement)
**10.12 Belden Wire & Cable Company Supplemental Excess Defined
        Contribution Plan (Exhibit 10.15 to Registration Statement)
**10.13 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers (Exhibit 10.10 to Form 10-Q)
* 10.14 Credit Agreement, dated as of November 18, 1996, among Belden Wire & Cable Company, Bank of America National Trust and Savings Association, NationsBank, N.A., Royal Bank of Canada, Wachovia Bank of Georgia, N.A., The Boatmen's National Bank of St. Louis, ABN AMRO Bank N.V., The Northern Trust Company and Commerzbank Aktiengesellschaft, Grand Cayman Branch
* 10.15 Guaranty of Belden Inc., the form of which is included as Exhibit D to the Credit Agreement listed above as Exhibit 10.14
* 13.1 Belden Inc. 1996 Annual Report to Shareholders (to the extent incorporated herein by reference)
*  21.1 List of Subsidiaries of Belden Inc.
*  23.1 Consent of Ernst & Young LLP
*  24.1 Powers of Attorney from Members of the Board of Directors of Belden
        Inc.
*  27.1 Financial Data Schedule
* 99.1 Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 1997

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

               Belden Inc.
               Attention:  Secretary
               7701 Forsyth Boulevard, Suite 800
               St. Louis, Missouri 63105

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1996.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BELDEN INC.


                                   By:  /s/ C. Baker Cunningham
                                        C. Baker Cunningham
                                        Chairman of the Board, President,
                                        Chief Executive Officer
Date: March 14, 1997                    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. Baker Cunningham   President, Chairman of the Board   March 14, 1997
C. Baker Cunningham       Chief Executive Officer and
                          Director

/s/ Richard K. Reece      Vice President, Finance,           March 14, 1997
Richard K. Reece          Treasurer and Chief Financial
                          Officer
                          (Mr. Reece also is the Company's
                          Chief Accounting Officer)

/s/ Lorne D. Bain*        Director                           March 14, 1997
Lorne D. Bain

/s/ Joseph R. Coppola*    Director                           March 14, 1997
Joseph R. Coppola

/s/ Alan E. Riedel*       Director                           March 14, 1997
Alan E. Riedel

/s/ Bernard G. Rethore*   Director                           March 14, 1997
Bernard G. Rethore

/s/Christopher I. Byrnes* Director                           March 14, 1997
Christopher I. Byrnes


/s/ C. Baker Cunningham
*By C. Baker Cunningham, Attorney-in-fact

                             Index to Exhibits

                                                                                                            Sequentially
Exhibit                                                                                                         Numbered
 Number                                                                                                            Pages
    2.1   Stock Purchase Agreement, dated April 3, 1995, among PCW Beheermaatschappij B.V.,
          Philips Electronics N.V., Belden Inc. and Belden Europe B.V. for the purchase of Pope
          Cable and Wire B.V. (Exhibit 2 to Form 8-K)

    2.2   Asset Purchase Agreement, dated October 21, 1996, between Belden Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form 10-Q, Third Quarter, 1996)

    2.3   Asset Purchase Agreement, dated November 21, 1996, between Belden Wire & Cable Company and Alpha Wire Corporation, and Asset Purchase Agreement/U.K. Assets dated January 7,
          1997 between Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2 to Form
          8-K, January 1997)

    3.1   Certificate of Incorporation of the Company (Exhibit 3.1 to Registration Statement)

    3.2   Bylaws of the Company (Exhibit 3.2 to Registration Statement)

    4.1   Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K)

   *4.2   Amendment to Specimen Common Stock Certificate

    4.3   Rights  Agreement,  dated  as  of  July  6, 1995, between Belden Inc. and First Chicago
          Trust  Company  of  New  York,  as Rights Agent; Boatmen's Trust Company has superseded
          First Chicago Trust Company of New York as Rights Agent (Exhibit 1 to Form 8-A)

   10.1   Asset  Transfer  Agreement  by  and  between  Cooper Industries, Inc. and Belden Wire &
          Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)

   10.2   Canadian  Asset  Transfer  Agreement by and between Cooper Industries (Canada) Inc. and
          Belden (Canada) Inc. (Exhibit 10.11 to Form 10-Q)

   10.3   Trademark  License  Agreement  by  and  between  Belden Wire & Cable Company and Cooper
          Industries, Inc. (Exhibit 10.2 to Form 10-Q)

   10.4   Stock  Agreement  by  and between Cooper Industries, Inc. and Belden Inc. (Exhibit 10.4
          to Form 10-Q)

   10.5   Tax  Sharing  and  Separation  Agreement  by  and among Belden Inc., Cooper Industries,
          Inc., and Belden Wire & Cable Company (Exhibit 10.6 to Form 10-Q)

 **10.6   Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

 **10.7   Change  of  Control  Agreements,  dated  as of August 16, 1996, between Belden Inc. and each  of  C.  Baker Cunningham, Richard K. Reece, Peter J. Wickman, Kevin L. Bloomfield
          and Larry E. Fast (Exhibit 10.3 to Form 10-Q, Third Quarter, 1996)

 **10.8   Trust  Agreement  ("Rabbi  Trust"),  dated  June  3,  1996, between Belden Wire & Cable
          Company and Boatmen's Trust Company (Exhibit 10.4 to Form 10-Q, Third Quarter, 1996)

 **10.9   Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to Form 10-Q, Second Quarter, 1994)



**10.10   Belden  Inc.  Employee  Stock  Purchase Plan, as restated as of August 4, 1995 (Exhibit
          99.1 to Amendment to Form S-8)

**10.11   Belden  Wire & Cable Company Supplemental Excess Defined Benefit Plan (Exhibit 10.11 to
          Registration Statement)

**10.12   Belden  Wire  &  Cable  Company  Supplemental Excess Defined Contribution Plan (Exhibit
          10.15 to Registration Statement)

**10.13   Indemnification  Agreements  entered into between Belden Inc. and each of its directors and executive officers (Exhibit 10.10 to Form 10-Q)

 *10.14   Credit  Agreement,  dated  as  of November 18, 1996, among Belden Wire & Cable Company,
          Bank  of  America National Trust and Savings Association, NationsBank, N.A., Royal Bank
          of  Canada,  Wachovia  Bank of Georgia, N.A., The Boatmen's National Bank of St. Louis,
          ABN  AMRO  Bank  N.V.,  The  Northern Trust Company and Commerzbank Aktiengesellschaft,
          Grand Cayman Branch

 *10.15   Guaranty  of  Belden  Inc.,  the  form  of which is included as Exhibit D to the Credit
          Agreement listed above as Exhibit 10.14

  *13.1   Belden  Inc.  1996  Annual Report to Shareholders (to the extent incorporated herein by reference)

  *21.1   List of Subsidiaries of Belden Inc.

  *23.1   Consent of Ernst & Young LLP

  *24.1   Powers of Attorney from Members of the Board of Directors of Belden Inc.

  *27.1   Financial Data Schedule

  *99.1   Proxy  Statement  for  the Annual Meeting of Stockholders to be held on May 1, 1997


*Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.