Form 10-Q
period 1997-03-31
BELDEN INC
filed 1997-05-13
CIK 910134

                                 FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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

  Yes      X       No

  Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 5, 1997: 26,128,999 shares

                            PART I   FINANCIAL INFORMATION

Item 1:   Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                                                            March 31,         December 31,
                                                                              1997               1996
                                                                           (Unaudited)
                                                                                    (in thousands)
                                                             ASSETS
Current assets:
   Cash and cash equivalents                                               $      753        $     1,795
   Receivables                                                                111,065            106,514
   Inventories                                                                 91,019             73,785
   Deferred income taxes                                                        4,633              6,287
   Other                                                                        2,968              2,552

      Total current assets                                                    210,438            190,933
Property, plant and equipment, less
   accumulated depreciation                                                   158,424            151,934
Intangibles, less accumulated amortization                                     72,718             28,712
Other assets                                                                       90                 66
                                                                             $441,670           $371,645

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                  $ 68,568          $  78,086
   Income taxes payable                                                        11,774              4,649
      Total current liabilities                                                80,342             82,735
Long-term debt                                                                132,346             71,630
Postretirement benefits other than pensions                                    17,102             17,430
Deferred income taxes                                                          10,181             10,592
Other long-term liabilities                                                    10,186              9,551
Stockholders' equity:
   Preferred stock                                                                  -                  -
   Common stock                                                                   261                261
   Additional paid-in capital                                                  50,965             51,443
   Retained earnings                                                          146,309            133,739
   Translation component                                                       (5,739)            (4,460)

   Treasury stock, at cost                                                       (283)            (1,276)
      Total stockholders' equity                                              191,513            179,707
                                                                             $441,670           $371,645

See accompanying notes.

                       CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               1997               1996
                                                                         (in thousands, except per share data)

Revenues                                                                     $175,974           $169,275
Cost of sales                                                                 129,916            127,863

   Gross profit                                                                46,058             41,412
Selling, general and administrative expenses                                   21,118             19,630
Amortization of goodwill                                                          441                108
   Operating earnings                                                          24,499             21,674
Interest expense                                                                1,643                983
   Income before income taxes                                                  22,856             20,691

Income taxes                                                                    8,971              8,121
      Net income                                                             $ 13,885          $  12,570

Net income per share                                                         $    .53          $     .48

See accompanying notes.


                     CONSOLIDATED CASH FLOW STATEMENTS
                                (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               1997               1996
                                                                                   (in thousands)
Cash flows from operating activities:
   Net income                                                                $ 13,885           $ 12,570
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                              4,419              3,904
      Amortization                                                                614                399
      Deferred income taxes                                                     1,243                379
      Changes in operating assets and liabilities(*):
           Receivables                                                         (1,266)            (2,500)
           Inventories                                                         (3,838)            (8,699)
           Accounts payable and accrued liabilities                            (8,281)              (358)
           Income taxes payable                                                 7,460              5,645
           Other assets and liabilities, net                                    1,965              1,945

               Net cash provided by operating activities                       16,201             13,285
Cash flows from investing activities:
   Capital expenditures                                                        (6,275)            (5,267)
   Cash paid for acquired business                                            (73,332)                 -
   Proceeds from sales of property, plant and equipment                            28                 35
               Net cash used for investing activities                         (79,579)            (5,232)
Cash flows from financing activities:
   Net borrowings (repayments) under long-term credit
      facility and credit agreements                                           63,129             (3,479)
   Purchase of treasury stock                                                       -             (2,425)
   Exercise of stock options                                                      515                319
   Cash dividends paid                                                         (1,315)            (1,302)
               Net cash provided by (used for) financing activities            62,329             (6,887)
Effect of exchange rate changes on cash and cash equivalents                        7                 49

Increase (decrease) in cash and cash equivalents                               (1,042)             1,215
Cash and cash equivalents, beginning of period                                  1,795                750
Cash and cash equivalents, end of period                                     $    753           $  1,965


(*) Net of the effects of exchange rate changes and acquired business.

See accompanying notes.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1: Summary of Significant Accounting Policies

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 1996 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2: Acquisitions

On January 8, 1997, the Company purchased substantially all of the assets of the Alpha Wire Division (Alpha) of Alpha Wire Corporation for cash of approximately $70 million. The Company financed the acquisition utilizing funds available under its existing credit agreement. Alpha designs and markets specialty wire and cable for a variety of markets, including the computer interconnect, industrial and electrical markets. Alpha, located in Elizabeth, New Jersey, had revenues in 1996 of approximately $51 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The Company recorded approximately $44 million of goodwill with respect to the Alpha acquisition that will be amortized over 40 years using the straight-line method. Alpha's operating results have been included in the Company's consolidated results since
January 9, 1997.

Note 3:  Supplemental Cash Flow Information

Cash payments for income taxes during the first three months of 1997 and 1996 amounted to $600,000 and $2,130,000, respectively.

Total interest paid, net of amounts capitalized, during the first three months of 1997 and 1996 amounted to $1,401,000 and $1,050,000, respectively.

Note 4:  Inventories

                                                                             March 31,         December 31,
                                                                               1997               1996
                                                                                    (in thousands)

Raw materials                                                                $ 14,774           $ 18,075
Work-in-process                                                                17,707             17,599
Finished goods                                                                 71,375             49,029
Perishable tooling and supplies                                                 4,297              3,965

   Total                                                                      108,153             88,668
Allowances (primarily LIFO reserves)                                          (17,134)           (14,883)
   Net inventories                                                           $ 91,019           $ 73,785


Note 5:  Per Share Information

Earnings per share have been computed based on the weighted average number of common shares outstanding and common stock options which are dilutive, using the treasury stock method. The shares used in the computation for the three months ended March 31, 1997 and 1996 were 26,353,000 and 26,212,000, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

On February 27, 1997, the Company declared a quarterly cash dividend of $.05 per share payable on April 2, 1997.


Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three  Months  Ended  March 31, 1997 Compared With Three Months Ended
March 31, 1996

Revenues
Revenues for the three months ended March 31, 1997 were $176.0 million compared with $169.3 million in the same period last year, an increase of 4%, all of which was due to the acquisition of Alpha and Intech Cable, Inc.
(ICI). Revenues decreased 8% over 1996 when including Alpha (acquired January 8, 1997) and ICI (acquired December 3, 1996) as if they had been acquired at the beginning of the period. The following table shows the components of the 4% increase in the Company's first quarter 1997 revenues in each of Belden's four served markets.

                                                                           % Increase (Decrease)
                                                      % of Total             in 1997 Revenues
                                                        Revenues             Compared with 1996

Computer                                                   34%                       3%
Audio/video                                                23                        (6)
Industrial                                                 19                        23
Electrical                                                 23                        4


The increase in the computer market revenues was due to the additional revenues from the acquisition of Alpha and ICI. Excluding the acquisitions, revenues declined approximately 16% in the first quarter of 1997 compared with the same period in 1996. The primary contributors to this decline were reductions in shipments to a significant customer that was adjusting its inventories, decreased demand for the Company's telephony products sold in Europe, and competitive price reductions. Management expects the unfavorable impact of competitive price reductions to continue for the remainder of 1997. Sales of the Company's computer interconnection products, which link both personal computers to discrete peripheral devices and mainframes to terminals, were up slightly compared with the first three months of 1996.

The revenue decline in the audio/video market was primarily attributable to delayed spending by domestic CATV providers due to continuing uncertainties regarding the telecommunication network architecture and the effect of the telecommunications legislation enacted in early 1996. This delayed spending not only affected volume growth, but also negatively impacted selling prices. This trend in domestic CATV revenues is expected to continue throughout the remainder of the year. Partially offsetting this decline was strong demand for CATV products sold in Europe, Latin America and the Pacific Rim. Broadcast revenues were up slightly in the first three months of 1997 compared with 1996 as revenues continued to benefit from the strength of this market as technology is converted from analog to digital.

Continued capital investment by manufacturers and the acquisitions of Alpha and ICI primarily caused the growth in industrial market revenues.
Excluding  acquisitions,  industrial  market  revenues  grew  9%.    The
acquisitions of Alpha and ICI caused the growth in electrical market revenues in the first quarter of 1997 compared with 1996. Excluding acquisitions, revenues declined almost 7%. This decline was attributable to the conversion of production to more profitable industrial cables, declines in pricing, weak demand in Europe and decreased demand for the Company's electrical cords used on power tools, appliances and other electrical equipment.

Average prices for the Company's products were down in the three months ended March 31, 1997 compared with 1996. This decline was attributable to competitive price reductions, primarily on computer networking and CATV products. Management expects action by competitors to continue to influence selling prices. Revenues were also reduced by approximately $4.5 million due to the impact of foreign currency exchange rates.

Domestic revenues, which represented approximately 67% of total revenues in the first quarter of 1997, increased 8% from 1996. Included in domestic revenues were export sales (primarily to the Pacific Rim and Latin America) of $14 million, which represented an increase of 1% from 1996. European revenues decreased 11% in the first quarter of 1997 compared with 1996, however, increased 1% in local currencies. Canadian revenues increased 17% in the first quarter of 1997 compared with 1996 due primarily to increased demand for industrial products sold in Canada. European and Canadian first quarter revenues represented 19% and 6% of total revenues, respectively.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the first quarter of 1997 compared with the same period in 1996.

                                                          Three Months Ended                 % Increase
                                                              March 31,                    1997 Compared
                                                      1997                 1996               With 1996
                                                           ($ in thousands)

Gross profit                                       $46,058                $41,412                 11.2%
   As a % of revenue                                 26.2%                  24.5%

Operating earnings                                 $24,499                $21,674                 13.0%
   As a % of revenue                                 13.9%                  12.8%

Income before income taxes                         $22,856                $20,691                 10.5%
   As a % of revenue                                 13.0%                  12.2%

Net income                                         $13,885                $12,570                 10.5%
   As a % of revenue                                  7.9%                   7.4%


The increase in gross profit was primarily due to higher revenues, improvements in manufacturing efficiency and material cost reductions. The manufacturing improvements and material cost reductions contributed to the improvement in gross profit as a percent of revenues from 24.5% in the first quarter of 1996 to 26.2% in 1997.

Operating earnings increased during the first three months of 1997 compared with the first three months of 1996 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs and goodwill amortization due primarily to the acquisitions of Alpha and ICI. Operating earnings as a percent of revenues increased to 13.9% in 1997 from 12.8% in 1996 due to the improvement.

The increase in income before income taxes was due to the increase in operating earnings, partially offset by higher interest costs for the first three months of 1997 compared to the same period in 1996. The increase in average debt levels, associated with the Company's acquisitions, and the increase in average interest rates contributed to the increase in interest costs. Average debt during the first three months of 1997 and 1996 was $139 million and $86 million, respectively. The Company's average daily interest rate for the first three months of 1997 was 5.1% compared to 4.9% in 1996.

The Company's effective tax rate was 39.3% and 39.2%, respectively, for the first quarter of 1997 and 1996.

Financial Condition

Liquidity and Capital Resources

The Company has a $200 million multicurrency variable rate bank revolving credit agreement ("Credit Agreement") with a group of seven banks. The
Credit Agreement is unsecured and expires in November 2001. At March 31, 1997, the Company had $99 million available under the Credit Agreement. In addition, as of March 31, 1997, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $66 million at prevailing interest rates. At March 31, 1997, the Company had $35 million available under these arrangements. The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first quarter of 1997, operating working capital (defined as r e ceivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes) increased $5.8 million. The increase was primarily due to increases in inventories to support current and future growth and decreases in payables associated with spending on restructuring projects. These increases were partially offset by an increase in income taxes payable due to the timing of estimated tax payments.


Capital Expenditures
For the first three months in 1997, the Company had capital expenditures of $6.3 million, primarily for modernization and enhancement of machinery and equipment and the implementation of an integrated business information system. The Company currently plans on spending approximately $25 million during the remainder of 1997 primarily on machinery and equipment and the integrated business information system.

All  of  the  statements  in  this document other than historical facts are forward looking statements made in reliance upon the Safe Harbor of the Private Securities Litigation Reform Act of 1995. There can be no assurances that the Company's actual results will be materially consistent with such forward looking information. Developments in technology, acceptance of the Company's products, changes in raw material costs, pricing of the Company's products, foreign currency rates and changes in the economy will have an impact on the Company's actual results. These factors are more specifically described in the Company Annual Report on Form 10-K for the year ended December 31, 1996.

                         PART II   OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

(b)       Form   8-K,  dated  January  8,  1997,  reporting  the  Company's acquisition of substantially all of the assets of (i) Alpha Wire Division of Alpha Wire Corporation and (ii) Alpha Wire Limited.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BELDEN INC.



Date:  May 13, 1997         By:     /s/ C. Baker Cunningham
                                      C. Baker Cunningham
                                 Chairman of the Board, President
                                   and Chief Executive Officer





Date:  May 13, 1997         By:     /s/ Richard K. Reece
                                      Richard K. Reece
                                Vice President, Finance, Treasurer
                                    and Chief Financial Officer