Form 10-Q
period 1997-06-30
BELDEN INC
filed 1997-08-14
CIK 910134

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

  Yes     X        No

  Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 27, 1997: 26,145,173 shares




Exhibit Index on Page 14                                        Page 1 of 14

                              PART I - FINANCIAL INFORMATION

Item 1:      Financial Statements

                                                   CONSOLIDATED BALANCE SHEETS

                                                                             June 30,         December 31,
                                                                              1997               1996
                                                                           (Unaudited)
                                                                                    (in thousands)
                                                              ASSETS
Current assets:
   Cash and cash equivalents                                             $      8,905        $     1,795
   Receivables                                                                118,314            106,514
   Inventories                                                                 94,263             73,785
   Deferred income taxes                                                        4,816              6,287
   Other                                                                        2,559              2,552

      Total current assets                                                    228,857            190,933
Property, plant and equipment, less
   accumulated depreciation                                                   157,713            151,934
Intangibles, less accumulated amortization                                     70,930             28,712
Other assets                                                                      129                 66
                                                                             $457,629           $371,645

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                  $ 76,158          $  78,086
   Income taxes payable                                                         5,572              4,649
      Total current liabilities                                                81,730             82,735
Long-term debt                                                                135,991             71,630
Postretirement benefits other than pensions                                    16,626             17,430
Deferred income taxes                                                          10,193             10,592
Other long-term liabilities                                                     9,398              9,551
Stockholders' equity:
   Preferred stock                                                                  -                  -
   Common stock                                                                   261                261
   Additional paid-in capital                                                  50,944             51,443
   Retained earnings                                                          159,442            133,739
   Translation component                                                       (6,916)            (4,460)

   Treasury stock, at cost                                                        (40)            (1,276)
      Total stockholders' equity                                              203,691            179,707
                                                                             $457,629           $371,645

See accompanying notes.

                                                                         CONSOLIDATED INCOME STATEMENTS
                                                         (Unaudited)

                                                             Six Months Ended          Three Months Ended
                                                                 June 30,                   June 30,
                                                                1997         1996          1997         1996
                                                                      (in thousands, except per share data)

Revenues                                                    $368,571     $336,924      $192,597     $167,649
Cost of sales                                                273,676      253,997       143,760      126,134
   Gross profit                                               94,895       82,927        48,837       41,515
Selling, general and administrative expenses                  43,812       38,227        22,694       18,597

Amortization of goodwill                                         941          216           500          108
   Operating earnings                                         50,142       44,484        25,643       22,810
Interest expense                                               3,516        1,873         1,873          890
   Income before income taxes                                 46,626       42,611        23,770       21,920
Income taxes                                                  18,301       16,725         9,330        8,604

      Net income                                              28,325       25,886        14,440       13,316
Net income per share                                        $   1.08      $   .99       $   .55     $    .51

See accompanying notes.

                             CONSOLIDATED CASH FLOW STATEMENTS
                                                            (Unaudited)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               1997               1996
                                                                                   (in thousands)
Cash flows from operating activities:
   Net income                                                                $ 28,325           $ 25,886
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                              8,633              7,876
      Amortization                                                              1,277                798
      Deferred income taxes                                                     1,072               (486)
      Changes in operating assets and liabilities(*):
           Receivables                                                         (9,669)            (4,493)
           Inventories                                                         (7,742)           (11,028)
           Accounts payable and accrued liabilities                               (18)            (2,788)
           Income taxes payable                                                 1,435               (329)
           Other assets and liabilities, net                                    3,025              2,822

               Net cash provided by operating activities                       26,338             18,258
Cash flows from investing activities:
   Capital expenditures                                                       (11,885)           (12,457)
   Cash paid for acquired businesses                                          (73,332)                 -
   Proceeds from sales of property, plant and equipment                           100                 91
               Net cash used for investing activities                         (85,117)           (12,366)
Cash flows from financing activities:
   Net borrowings (repayments) under long-term credit
            facility and credit agreements                                     67,899               (654)
   Purchase of treasury stock                                                       -             (2,425)
   Exercise of stock options                                                      619                725
   Cash dividends paid                                                         (2,621)            (2,605)
               Net cash provided by (used for) financing activities            65,897             (4,959)
Effect of exchange rate changes on cash and cash equivalents                       (8)              (306)

Increase (decrease) in cash and cash equivalents                                7,110                627
Cash and cash equivalents, beginning of period                                  1,795                750
Cash and cash equivalents, end of period                                     $  8,905           $  1,377

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

Derivative Financial Instruments
As part of its risk management strategy, the Company purchases exchange traded forward contracts to manage its exposure to changes in copper costs. The copper forward contracts obligate the Company to make or receive a payment equal to the net change in the value of the contract at its maturity. Such contracts are designated as hedges of the Company's anticipated sales for which selling prices are firm, are short-term in nature, and are effective in hedging the Company's exposure to changes in copper costs during that cycle.

Forward contracts are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of sales (the deferral accounting method). The related amounts due to or from the exchange are included in inventory. Unrealized changes in the fair value of contracts no longer effective as hedges are recognized in income from the date the contracts become ineffective until their expiration.

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

Note 3:  Supplemental Cash Flow Information

Cash payments for income taxes during the first six months of 1997 and 1996 amounted to $17,423,000 and $17,551,000, respectively. Included in these amounts were $5,800,000 and $5,600,000 paid to Cooper Industries, Inc. in the first six months of 1997 and 1996, respectively, in accordance with a Tax Sharing and Separation Agreement.

Total interest paid, net of amounts capitalized, during the first six months of 1997 and 1996 amounted to $3,141,000 and $1,943,000, respectively.

Note 4:  Inventories

                                                                             June  30,         December 31,
                                                                               1997               1996
                                                                                    (in thousands)

Raw materials                                                                $ 16,349           $ 18,075
Work-in-process                                                                17,185             17,599
Finished goods                                                                 70,836             49,029
Perishable tooling and supplies                                                 4,446              3,965

   Total                                                                      108,816             88,668
Allowances (primarily LIFO reserves)                                          (14,553)           (14,883)
   Net inventories                                                           $ 94,263           $ 73,785

Note 5:  Per Share Information

Earnings per share have been computed based on the weighted average number of common shares outstanding and common stock options which are dilutive, using the treasury stock method. The shares used in the computation for the three months ended June 30, 1997 and 1996 were 26,338,000 and 26,240,000, respectively. The shares used in the computation for the six months ended June 30, 1997 and 1996 were 26,345,000 and 26,226,000, respectively.

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

On May 1, 1997, the Company declared a quarterly cash dividend of $.05 per share payable on July 1, 1997.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

Revenues
Revenues for the six months ended June 30, 1997 were $368.6 million compared with $336.9 million in the same period last year, an increase of 9%, all of which was due to the acquisitions of Alpha Wire (Alpha) and Intech Cable, Inc. (ICI). Revenues decreased 3% when including revenues of Alpha (acquired January 8, 1997) and ICI (acquired December 3, 1996) as if they had been acquired at the beginning of each period. The following table shows the components of the 9% increase in the Company's revenues for the first six months of 1997 in each of the Company's four served markets.

                                                                             % Increase (Decrease)
                                                      % of Total              in 1997 Revenues
                                                        Revenues             Compared with 1996

Computer                                                   35%                      16%
Audio/video                                                23                        (6)
Industrial                                                 19                        27
Electrical                                                 23                        4

The increase in the computer market revenues was due to additional revenues associated with the acquisitions of Alpha and ICI. Excluding the acquisitions, revenues declined approximately 6% in the first six months of 1997 compared with the same period in 1996. This decline was attributable to reductions in shipments in the first quarter to a significant customer that was adjusting inventories, $2 million in rebates issued in the second quarter related to the lower value of inventories held by distributors who participated in qualifying inventory stocking programs, decreased demand for the Company's telephony products sold in Europe and competitive price reductions. Sales of the Company s computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, grew slightly compared to the first six months of 1996.

The revenue decline in the audio/video market was due to soft demand in the United States for CATV drop cable. This soft demand not only affected volume growth, but also negatively impacted selling prices. The soft demand for CATV drop cable in the United States is expected to continue throughout the remainder of the year. Partially offsetting this decline was strong demand for CATV products sold in Europe. Broadcast revenues were up slightly in the first six months of 1997 on the continued strength of this market as technology is converted from analog to digital.

Continued capital investment by manufacturers and the acquisitions of Alpha and ICI were the primary causes for the growth in industrial market revenues. Excluding acquisitions, industrial market revenues grew 12%. The acquisitions of Alpha and ICI generated the growth in electrical market revenues in the first six months of 1997 compared with 1996. Excluding acquisitions, revenues declined 7%. This decline was attributable to the conversion of production to more profitable industrial cables, market driven declines in pricing, weak demand in Europe and decreased demand for the Company's electrical cords used on power tools, appliances and other electrical equipment.

Average prices for the Company's products were down in the first six months of 1997 compared to 1996. The decline was attributable to competitive price reductions, primarily on computer networking and CATV products. Management expects actions by competitors to have a continued influence on selling prices. Consolidated revenues were also reduced by approximately $9.2 million due to the impact of foreign currency exchange rates.

U.S. revenues, which represented approximately 66% of total revenues in the first six months of 1997, increased 14% from 1996. Sales to export markets (primarily to the Pacific Rim and Latin America) during the first six months of 1997 were $40 million, which represented an increase of 1% from 1996. European revenues decreased 2% in the first six months of 1997 compared with 1996, but increased 8% in local currencies due primarily to stronger demand for both networking and CATV products. Canadian revenues increased 16% in the first six months of 1997 compared with 1996 due primarily to higher demand for industrial products. European and Canadian revenues represented 17% and 6% of total revenues, respectively, for the first six months of 1997.Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the first six months of 1997 compared with the same period in 1996.

                                                           Six Months Ended                   % Increase
                                                               June 30,                     1997 Compared
                                                      1997                 1996               With 1996
                                                    (in thousands, except % data)


Gross profit                                       $94,895                $82,927                 14.4%
   As a % of revenue                                 25.8%                  24.6%

Operating earnings                                 $50,142                $44,484                 12.7%
   As a % of revenue                                 13.6%                  13.2%

Income before income taxes                         $46,626                $42,611                  9.4%
   As a % of revenue                                 12.7%                  12.6%

Net income                                         $28,325                $25,886                  9.4%
   As a % of revenue                                  7.7%                   7.7%




The increase in the gross profit amount was due to higher revenues, improvements in manufacturing efficiency and material cost reductions. The improvement in gross profit as a percent of revenues in 1997 was attributable to the manufacturing improvements and material cost reductions, offset partially by both the $2 million in rebates issued during the second quarter and the competive price reductions on networking and CATV products.

Operating earnings increased during the first six months of 1997 compared to the first six months of 1996 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs and goodwill amortization associated with the acquisitions. Operating earnings as a percent of revenues for the first six months of 1997 increased from the same period in 1996 due primarily to the improvement in gross profit.

Income before income taxes increased due to greater operating earnings. This increase in operating earnings was partially offset by higher interest costs, which was related to the higher debt levels incurred in connection with the acquisitions. Average debt during the first six months of 1997 and 1996 was $140 million and $85 million, respectively. The Company's average daily interest rate for the first six months of 1997 was 5.4% compared to 5.0% for the same period in 1996.

The Company's effective tax rate was 39.3% for the first six months of 1997 and 1996.

Three Months Ended June 30, 1997 Compared With Three Months Ended June 30,
1996

Revenues
Revenues for the three months ended June 30, 1997 were $192.6 million compared with $167.6 million in the same period last year, an increase of 15%, the majority of which was due to the acquisition of Alpha and ICI.
Revenues increased 1% over 1996 when including Alpha and ICI as if they had been acquired at the beginning of each period. The following table shows the components of the 15% increase in the Company's second quarter 1997 revenues in each of Belden's four served markets.


                                                                           % Increase (Decrease)
                                                      % of Total             in 1997 Revenues
                                                        Revenues             Compared with 1996

Computer                                                    36%                      32%
Audio/video                                                 22                       (5)
Industrial                                                  20                       32
Electrical                                                  22                        3

Factors affecting the revenue improvement, excluding acquisitions, in the three months ended June 30, 1997 compared with 1996, were essentially the same as those noted above in the comparison of the six months ended June 30, 1997 and 1996. However, the computer market revenues, excluding the effect of acquistions, grew 4% in the second quarter due to strong demand for the Company's networking products, both domestically and in Europe, which was significantly offset by competitive price reductions and $2 million in rebates related to the lower value of inventories held by distributors who participated in qualifying inventory stocking programs.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the second quarter of 1997 compared with the same period in 1996.

                                                          Three Months Ended                 % Increase
                                                               June 30,                     1997 Compared
                                                      1997                 1996               With 1996
                                                            ($ in thousands)

Gross profit                                       $48,837                $41,515                 17.6%
   As a % of revenue                                 25.4%                  24.8%

Operating earnings                                 $25,643                $22,810                 12.4%
   As a % of revenue                                 13.3%                  13.6%

Income before income taxes                         $23,770                $21,920                  8.4%
   As a % of revenue                                 12.3%                  13.1%

Net income                                         $14,440                $13,316                  8.4%
   As a % of revenue                                  7.5%                   7.9%

The increase in gross profit was primarily due to higher revenues, improvements in manufacturing efficiency and material cost reductions, partially offset by the impact of unfavorable foreign currency exchange rates on the Company's gross profits in Europe. The manufacturing improvements and material cost reductions contributed to the improvement in gross profit as a percent of revenues.

Operating earnings increased during the second quarter of 1997 compared with the second quarter of 1996 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs and goodwill amortization associated with the acquisitions of Alpha and ICI. Operating earnings as a percent of revenues decreased in 1997 from 1996 primarily due to the $2 million in rebates issued to distributors.

The increase in income before income taxes for the second quarter of 1997 compared to the same period in 1996 was due to the increase in operating earnings, partially offset by higher interest costs. The increase in average debt levels, associated with the Company's acquisitions, and the increase in average interest rates contributed to the increase in interest costs. Average debt during the second quarter of 1997 and 1996 was $142 million and $84 million, respectively. The Company's average daily interest rate for the second quarter of 1997 was 5.6% compared to 4.9% in 1996.

The Company's effective tax rate was 39.3% for the second quarter of 1997 and 1996.

Financial Condition

Liquidity and Capital Resources

The Company has a $200 million multicurrency variable rate bank revolving credit agreement ("Credit Agreement") with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At June 30, 1997, the Company had $73 million available under the Credit Agreement. In addition, as of June 30, 1997, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $66 million at prevailing interest rates. At June 30, 1997, the Company had $57 million available under these arrangements.

On August 11, 1997, the Company completed a private placement of $75 million in unsecured debt (Private Placement). The Private Placement will mature twelve years from closing with an average life of ten years. The Private
Placement was priced at a fixed rate of 6.92%.   The proceeds from the
Private Placement were used to pay off borrowings under the Credit Agreement. The Note Purchase Agreement effecting the Private Placement contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt and maintaining a debt to total capitalization ratio not to exceed 65%.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement and the Private Placement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first six months of 1997, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes) increased $16.0 million. The increase was primarily due to increases in inventories to support current and future growth and increases in receivables associated with higher revenues.

Capital Expenditures
For the first six months in 1997, the Company had capital expenditures of $11.9 million, primarily for modernization and enhancement of machinery and equipment and the implementation of an integrated business information system. The Company plans on spending approximately $25 million during 1997 on similar projects.

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

PART II   OTHER INFORMATION

Item 4:   Submission of Matters to a vote of Security Holders


On May 1, 1997, the Company held its regular Annual Meeting of Stockholders ("Meeting"). The stockholders approved the following items at the Meeting:

1. Election of Directors: Messrs. Joseph Coppola, Christopher Byrnes and John DallePezze each were elected to a three-year term. Mr. Coppola had served as a director since 1993; Mr. Byrnes had served as a director since 1995; and Mr. DallePezze had not previously served as a director. The voting for each director was as follows:

                                                                Shares Voted      Shares
                                                                     For         Withheld

          Joseph R. Coppola                                       22,941,409      53,041

          Christopher I. Byrnes                                   22,947,383      47,066

          John R. DallePezze                                      22,946,660      47,790

          The terms of the other directors, Messrs, Alan E. Riedel, Lorne D. Bain, Bernard G. Rethore and C. Baker Cunningham, expire after 1997.

2. Approval of an amendment to the Belden Inc. Long-Term Incentive Plan ("Plan") increasing by 1,300,000 the number of shares that may be granted under the Plan. There were 22,055,436 shares For, 712,178 shares against, and 226,835 shares abstained for the proposal.

Item 6:   Exhibits and Reports on Form 8-K

(a)       4.1     Note Purchase Agreement

          10.1   Amendment to the Belden Inc. Long-Term Incentive Plan

(b)       None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BELDEN INC.



Date:  August 13, 1997        By:    /s/ C. Baker Cunningham
                                        C. Baker Cunningham
                                   Chairman of the Board, President
                                     and Chief Executive Officer





Date:  August 13, 1997        By:      /s/ Richard K. Reece
                                          Richard K. Reece
                                    Vice President, Finance, Treasurer
                                      and Chief Financial Officer

                              Index to Exhibits

Exhibit
Number

4.1       Note Purchase Agreement

10.1    Amendment to the Belden Inc. Long-Term Incentive Plan