Form 10-Q
period 1997-09-30
BELDEN INC
filed 1997-11-14
CIK 910134

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

  Yes     X     No

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 27, 1997: 26,158,201 shares




Exhibit Index on Page 14                          Page 1 of 14

                        PART I   FINANCIAL INFORMATION

Item 1:   Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                        September 30,         December 31,
                                                                              1997               1996
                                                                           (Unaudited)
                                                                                    (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $    538           $  1,795
   Receivables                                                                125,095            106,514
   Inventories                                                                 96,954             73,785
   Deferred income taxes                                                        4,674              6,287
   Other                                                                        2,708              2,552

      Total current assets                                                    229,969            190,933
Property, plant and equipment, less
   accumulated depreciation                                                   148,197            151,934
Intangibles, less accumulated amortization                                     81,852             28,712
Other assets                                                                      404                 66
                                                                             $460,422           $371,645

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                  $ 68,378          $  78,086
   Income taxes payable                                                         9,061              4,649
      Total current liabilities                                                77,439             82,735
Long-term debt                                                                129,991             71,630
Postretirement benefits other than pensions                                    16,310             17,430
Deferred income taxes                                                          10,058             10,592
Other long-term liabilities                                                     9,969              9,551
Stockholders' equity:
   Preferred stock                                                                  -                  -
   Common stock                                                                   262                261
   Additional paid-in capital                                                  51,231             51,443
   Retained earnings                                                          172,637            133,739
   Translation component                                                       (7,475)            (4,460)

   Treasury stock, at cost                                                          -             (1,276)
      Total stockholders' equit2y                                             216,655            179,707
                                                                             $460,422           $371,645

See accompanying notes.


                       CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                                            Nine Months Ended         Three Months Ended
                                                              September 30,              September 30,
                                                                1997         1996          1997         1996
                                                                   (in thousands, except per share data)

Revenues                                                    $552,264     $495,991      $183,693     $159,067
Cost of sales                                                409,847      373,281       136,171      119,284
   Gross profit                                              142,417      122,710        47,522       39,783
Selling, general and administrative expenses                  64,156       54,897        20,344       16,670

Amortization of goodwill                                       1,451          324           510          108
Nonrecurring charges                                           1,600            -         1,600            -
   Operating earnings                                         75,210       67,489        25,068       23,005
Interest expense                                               5,286        2,752         1,770          879
   Income before income taxes                                 69,924       64,737        23,298       22,126
Income taxes                                                  27,096       25,423         8,795        8,698

      Net income                                              42,828       39,314        14,503       13,428

Net income per share                                        $   1.63     $   1.50      $    .55     $    .51
See accompanying notes.


                      CONSOLIDATED CASH FLOW STATEMENTS
                                 (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               1997               1996
                                                                                   (in thousands)

Cash flows from operating activities:
   Net income                                                                $ 42,828           $ 39,314
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                             13,457             11,871
      Amortization                                                              1,451              1,117
      Deferred income taxes                                                     1,079              1,091
      Changes in operating assets and liabilities(*):
           Receivables                                                        (16,939)            (9,561)
           Inventories                                                        (10,879)              (129)
           Accounts payable and accrued liabilities                            (8,965)           (13,260)
           Income taxes payable                                                 6,347                823
           Other assets and liabilities, net                                    3,401              2,911

               Net cash provided by operating activities                       31,780             34,177
Cash flows from investing activities:
   Capital expenditures                                                       (19,109)           (20,400)
   Cash paid for acquired businesses                                          (73,332)                 -
   Proceeds from sales of property, plant and equipment                           168                120
               Net cash used for investing activities                         (92,273)           (20,280)
Cash flows from financing activities:
   Net repayments under long-term credit facility and
      credit agreements                                                       (12,761)            (8,580)
   Proceeds from private placement of debt                                     75,000                  -
   Purchase of treasury stock                                                       -             (2,425)
   Exercise of stock options                                                      962                749
   Cash dividends paid                                                         (3,930)            (3,908)
               Net cash provided by (used for) financing activities            59,271            (14,164)
Effect of exchange rate changes on cash and cash equivalents                      (35)               (33)

Decrease in cash and cash equivalents                                          (1,257)              (300)
Cash and cash equivalents, beginning of period                                  1,795                750
Cash and cash equivalents, end of period                                     $    538           $    450

See accompanying notes.

(*)   Net of the effects of exchange rate changes and acquired business.


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

Note 3:  Supplemental Cash Flow Information

Cash payments for income taxes during the first nine months of 1997 and 1996 amounted to $22,572,000 and $23,531,000, respectively. Included in these amounts were $8,700,000 and $8,400,000 paid to Cooper Industries, Inc. in the first nine months of 1997 and 1996, respectively, in accordance with a Tax Sharing and Separation Agreement.

Total interest paid, net of amounts capitalized, during the first nine months of 1997 and 1996 amounted to $4,557,000 and $2,803,000, respectively.

Note 4:  Inventories

                                                                          September  30,      December 31,
                                                                               1997               1996
                                                                                    (in thousands)

Raw materials                                                                $ 21,004           $ 18,075
Work-in-process                                                                16,350             17,599
Finished goods                                                                 69,092             49,029
Perishable tooling and supplies                                                 4,671              3,965

   Total                                                                      111,117             88,668
Allowances (primarily LIFO reserves)                                          (14,163)           (14,883)
   Net inventories                                                           $ 96,954           $ 73,785


Note 5:  Per Share Information

Earnings per share have been computed based on the weighted average number of common shares outstanding and common stock options which are dilutive, using the treasury stock method. The shares used in the computation for the three months ended September 30, 1997 and 1996 were 26,368,000 and 26,231,000, respectively. The shares used in the computation for the nine months ended September 30, 1997 and 1996 were 26,353,000 and 26,226,000, respectively.

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

On August 21, 1997, the Company declared a quarterly cash dividend of $.05 per share payable on October 2, 1997.

Note 6:  Private Placement

On August 11, 1997, the Company completed a private placement of $75 million in unsecured debt (Private Placement). The Private Placement will mature twelve years from closing with an average life of ten years. The Private Placement was priced at a fixed rate of 6.92%. The proceeds from the Private Placement were used to pay off borrowings under the Company's $200 million multicurrency variable rate bank revolving credit agreement (Credit Agreement).

Note 7:  Restructuring Charge

On September 10, 1997, the Company announced plans to close its wire and cable manufacturing facility in Hudson, Massachusetts and transfer production to a new plant to be built in South Carolina. In addition, the Company announced that productivity improvements in its plant in the Netherlands will permit the Company to reduce its employment at that facility by approximately 6%. As a result, in the third quarter of 1997 the Company took a nonrecurring pretax charge of $1.6 million related to the plant closure and Dutch workforce reduction.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

Revenues

Revenues for the nine months ended September 30, 1997 were $552.3 million compared with $496.0 million in the same period last year, an increase of 11%, all of which was due to the acquisitions of Alpha Wire (Alpha) and Intech Cable, Inc. (ICI). Revenues decreased 2% when including revenues of Alpha (acquired January 8, 1997) and ICI (acquired December 3, 1996) as if they had been acquired at the beginning of each period. The following table shows the components of the 11% increase in the Company's revenues for the first nine months of 1997 in each of the Company's four served markets.

                                                                           % Increase (Decrease)
                                                      % of Total             in 1997 Revenues
                                                        Revenues             Compared with 1996

Computer                                                   36%                       22%
Audio/video                                                22                        (7)
Industrial                                                 20                        31
Electrical                                                 22                         3


The increase in the computer market revenues was due to additional revenues associated with the acquisitions of Alpha and ICI. Excluding the impact of acquisitions, revenues declined approximately 2% in the first nine months of 1997 compared with the same period in 1996. This decline was primarily attributable to foreign currency translation and competitive price reductions on the Company's networking products. Sales of the Company s computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were down slightly compared to the first nine months of 1996.

The revenue decline in the audio/video market was primarily due to soft demand for cable television (CATV) drop cable in both the United States and export markets. This soft demand not only affected volume growth, but also negatively impacted selling prices. The soft demand for CATV drop cable in the United States and export markets is expected to continue throughout the remainder of the year. Broadcast revenues were down slightly in the first nine months of 1997, which was attributable to the delay of stadium and studio projects during the year and the fact that 1996 revenues were aided by large orders in connection with the Olympics and the Presidential election. Partially offsetting these declines was strong demand for CATV products sold in Europe.

Continued capital investment by manufacturers and the acquisitions of Alpha and ICI were the primary causes for the growth in industrial market revenues. Excluding acquisitions, industrial market revenues grew 14%. The acquisitions of Alpha and ICI generated the growth in electrical market revenues in the first nine months of 1997 compared with 1996. Excluding the impact of acquisitions, revenues declined 8%. This decline was primarily attributable to foreign currency translation and the conversion of certain electrical wire production to more profitable industrial cables and decreased demand for the Company's electrical cords used on power tools, appliances and other electrical equipment.

Average prices for the Company's products were down in the first nine months of 1997 compared to 1996. The decline was attributable to competitive price reductions, primarily on computer networking and CATV products. Management expects actions by competitors to have a continued influence on selling prices. Consolidated revenues were reduced by approximately $16 million due to the impact of foreign currency exchange rates.

U.S. revenues, which represented approximately 69% of total revenues in the first nine months of 1997, increased 19% from 1996 due primarily to the acquisitions of Alpha and ICI. Sales to export markets (primarily to the Pacific Rim and Latin America) during the first nine months of 1997 were $55 million, which represented a decrease of 10% from 1996. This decline was attributable to lower computer networking prices and unstable economic conditions in countries such as Malaysia, Thailand and Indonesia. European revenues decreased 3% in the first nine months of 1997 compared with 1996, but increased 12% in local currencies due primarily to stronger demand for both networking and CATV products. Canadian revenues increased 14% in the first nine months of 1997 compared with 1996 due primarily to higher demand for industrial products. European and Canadian revenues represented 16% and 6% of total revenues, respectively, for the first nine months of 1997.

Costs, Expenses and Earnings

The following table sets forth information regarding the components of earnings for the first nine months of 1997 compared with the same period in 1996.

                                                          Nine Months Ended                   % Increase
                                                            September 30,                  1997 Compared
                                                      1997                 1996               With 1996
                                                    (in thousands, except % data)

Gross profit*                                    $142,417               $122,710                 16.1%
   As a % of revenue                                 25.8%                  24.7%

Operating earnings*                               $76,810                $67,489                 13.8%
   As a % of revenue                                 13.9%                  13.6%

Income before income taxes*                       $71,524                $64,737                 10.5%
   As a % of revenue                                 13.0%                  13.1%

Net income*                                        $43,808                $39,314                 11.4%
   As a % of revenue                                  7.9%                   7.9%

*  Excludes the impact of the $1,000 ($1,600 pretax) nonrecurring charge taken in 3Q 97 relating to plant consolidation and Dutch workforce reduction pursuant to a plan adopted in the third quarter.  These costs relate to employee severance and costs of plant closure.


The increase in the gross profit amount was due to higher revenues and increased profitability, partially offset by the impact of unfavorable foreign currency exchange rates on the Company's gross profits in Europe. The improvement in gross profit as a percent of revenues in 1997 was primarily attributable to manufacturing improvements and material cost reductions, offset partially by competitive price reductions on networking and CATV products and the impact of unfavorable foreign currency exchange rates on the Company's products sold in Europe that are sourced from the United States.

Operating earnings increased during the first nine months of 1997 compared to the first nine months of 1996 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs and goodwill amortization associated with the acquisitions. Operating earnings as a percent of revenues for the first nine months of 1997 increased from the same period in 1996 due primarily to the improvement in gross profit.

Income before income taxes increased due to greater operating earnings. This increase in operating earnings was partially offset by higher interest costs, which was related to the higher debt levels incurred in connection with the acquisitions. Average debt during the first nine months of 1997 and 1996 was $138 million and $85 million, respectively. The Company's average daily interest rate for the first nine months of 1997 was 5.5% compared to 5.0% for the same period in 1996.

The Company's effective tax rate was 38.8% and 39.3%, respectively, for the first nine months of 1997 and 1996. The decline in effective tax rate was attributable to various tax planning strategies of the Company.

Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

Revenues

Revenues for the three months ended September 30, 1997 were $183.7 million compared with $159.1 million in the same period last year, an increase of 16%, the majority of which was due to the acquisition of Alpha and ICI. Revenues increased 2% over 1996 when including Alpha and ICI as if they had been acquired at the beginning of each period. The following table shows the components of the 16% increase in the Company's third quarter 1997 revenues in each of Belden's four served markets.

                                                                           % Increase (Decrease)
                                                      % of Total             in 1997 Revenues
                                                        Revenues             Compared with 1996

Computer                                                   37%                         36%
Audio/video                                                21                          (11)
Industrial                                                 21                          38
Electrical                                                 21                           3


Factors affecting the revenue improvement, excluding the impact of acquisitions, in the three months ended September 30, 1997 compared with 1996, were essentially the same as those noted above in the comparison of the nine months ended September 30, 1997 and 1996. However, the computer market revenues, excluding the effect of acquisitions, grew 8% in the third quarter due to strong demand for the Company's networking products in all geographic regions of the world, which was partially offset by competitive price reductions and weak demand for the Company's telephony products sold in Europe. In addition, sales of the Company's broadcast products turned unfavorable in the third quarter due to the timing of many stadium and studio project orders.

Costs, Expenses and Earnings

The following table sets forth information regarding the components of earnings for the third quarter of 1997 compared with the same period in 1996.

                                                          Three Months Ended                 % Increase
                                                            September 30,                  1997 Compared
                                                      1997                 1996               With 1996
                                                            ($ in thousands)

Gross profit*                                     $47,522                $39,783                 19.5%
   As a % of revenue                                 25.9%                  25.0%

Operating earnings*                               $26,668                $23,005                 15.9%
   As a % of revenue                                 14.5%                  14.5%

Income before income taxes*                       $24,898                $22,126                 12.5%
   As a % of revenue                                 13.6%                  13.9%

Net income*                                        $15,483                $13,428                 15.3%
   As a % of revenue                                  8.4%                   8.4%

*  Excludes the impact of the $1,000 ($1,600 pretax) nonrecurring charge taken in 3Q 97 relating to plant consolidation and Dutch workforce reduction pursuant to a plan adopted in the third quarter.  These costs relate to employee severance and costs of plant closure.


The increase in gross profit was primarily due to higher revenue and increased profitability, partially offset by the impact of unfavorable foreign currency exchange rates on the Company's gross profits in Europe. Manufacturing improvements and material cost reductions contributed to the improvement in gross profit as a percent of revenues, but were partially offset by the impact of unfavorable foreign currency exchange rates.

Operating earnings increased during the third quarter of 1997 compared with the third quarter of 1996 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs and goodwill amortization associated with the acquisitions of Alpha and ICI. Operating earnings as a percent of revenues was 14.5% in both the third quarter of 1997 and 1996. The improvement in gross profit as a percent of revenues was offset by increased selling and marketing expenditures to generate more sales volume and the goodwill associated with the acquisitions of Alpha and ICI.

The increase in income before income taxes for the third quarter of 1997 compared to the same period in 1996 was due to the increase in operating earnings, partially offset by higher interest costs. The increase in average debt levels, associated with the Company's acquisitions, and the increase in average interest rates contributed to the increase in interest costs. Average debt during the third quarter of 1997 and 1996 was $133 million and $86 million, respectively. The Company's average daily interest rate for the third quarter of 1997 was 5.8% compared to 5.0% in 1996.

The Company's effective tax rate was 37.8% and 39.3%, respectively, for the third quarter of 1997 and 1996. The decline in effective tax rate was attributable to various tax planning strategies of the Company.

Financial Condition

Liquidity and Capital Resources

The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At September 30, 1997, the Company had $187 million available under the Credit Agreement. In addition, as of September 30, 1997, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $66 million at prevailing interest rates. At September 30, 1997, the Company had $34 million available under these arrangements.
On August 11, 1997, the Company completed a private placement of $75 million in unsecured debt. The Private Placement will mature twelve years from closing with an average life of ten years. The Private Placement was priced
at a fixed rate of 6.92%.   The proceeds from the Private Placement were used
to pay off borrowings under the Credit Agreement. The Note Purchase Agreement effecting the Private Placement contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt and maintaining a debt to total capitalization ratio not to exceed 65%.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital

During the first nine months of 1997, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations) increased $27.0 million. The increase was primarily due to increases in inventories to support current and future growth, increases in receivables associated with higher revenues and decreases in payable and accrued liabilities associated with spending on acquisition accruals.

Capital Expenditures

For the first nine months in 1997, the Company had capital expenditures of $19.1 million, primarily for modernization and enhancement of machinery and equipment and the implementation of an integrated business information system. The Company plans on spending approximately $30 million during 1997 on similar projects.

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

                          PART II   OTHER INFORMATION



Item 2:  Changes in Securities

(c) On August 11, 1997, the Company completed a private placement of unsecured debt (Private Placement) through the sale of eight notes (Senior Notes, Series 1997-A) in the aggregate principal amount of $75 million to certain investment funds and insurance companies. The sale of notes was made as a private placement of debt; as such, the sale was exempt from registration under the Securities Act of 1933.


Item 6:  Exhibits and Reports on Form 8-K

(b)   None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BELDEN INC.



Date:  November 13, 1997      By: /s/ C. Baker Cunningham
                                  C. Baker Cunningham
                                  Chairman of the Board, President
                                   and Chief Executive Officer





Date:  November 13, 1997      By: /s/ Richard K. Reece
                                  Richard K. Reece
                                  Vice President, Finance,
                                   Treasurer and Chief Financial Officer