Form 10-K405
period 1997-12-31
BELDEN INC
filed 1998-03-25
CIK 910134

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-K
(Mark One)
XX Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 (Fee required)
                For the fiscal year ended December 31, 1997
                                     or
   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
          For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes   XX      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                   Yes   XX      No

Exhibit Index on Page 17                               Page 1 of 17
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 16, 1998 is $1,073,239,241.

The number of shares outstanding of the registrant's Common Stock at March 16, 1998 is 26,163,934.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 (the "Proxy Statement")
(incorporated by reference into Part III).

Portions of the 1997 Belden Inc. Annual Report to Shareholders (the "1997 Annual Report") (incorporated by reference into Parts I, II and IV)

                                  PART I

Item 1.  Business
                                  General

Belden is engaged in the design, manufacture and marketing of wire, cable and cord products for electronics and electrical applications. It has been in the business of manufacturing wire and cable for over 90 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper. In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. In 1995 and 1996, an additional 2,500,000 shares of common stock, which were originally retained by Cooper, were sold to the public. For information regarding Belden acquisitions, see "Note 4: Acquisitions" of Belden's consolidated financial statements in the 1997 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

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

Multiconductor Products

A multiconductor cable consists of two or more insulated conductors that are cabled together, individually twisted into pairs or run in a parallel configuration as a flat cable. Insulation may be extruded or laminated over bare conductors, or separately insulated conductors may be bonded or woven together. A cable may be unshielded, have individually shielded pairs or have an overall shield. The cable is covered with an overall jacket. Major end uses for these products include computer networking and computer equipment, as well as various applications within the industrial signal, instrumentation and control market, and the telecommunications market. Multiconductor product sales constituted approximately 59%, 49% and 46% of Belden's sales in 1997, 1996 and 1995, respectively.

Computer Networking. Belden supplies both shielded and unshielded multiconductor cables for local area network ("LAN") applications. A LAN links together personal computers and other computer peripheral equipment. Belden's multiconductor product line for the computer networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist (R) cables for high speed transmission. It also includes MediaTwist (R) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. Belden's primary channels to the computer networking market include distributors, computer original equipment manufacturers ("OEMs") and systems integrators who design and install multivendor data/voice systems.

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

Industrial Signal, Instrumentation and Control. The industrial signal, instrumentation and control market requires a broad range of multiconductor products for applications involving programmable controllers, robotics, process control and computer-integrated manufacturing, as well as traffic signal cable and cable for fire alarm, smoke detection, sprinkler control and security systems. Many industrial environments require cables with exterior armor or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. Belden manufactures and markets products that are designed for all these applications. Belden also manufactures electrical wire used for the industrial power markets. Belden sells products to the industrial signal, instrumentation and control market primarily through wire specialist distributors and redistributors.

Telecommunications. The telecommunications market utilizes a broad range of products that transmit voice and data signals through the public telephone network. Sophisticated digital network and switching equipment used in many of the advanced telephone systems require specialty cable. In this telecommunications market, Belden manufactures and markets multiconductor cables and sells them to U.S. telephone suppliers and carriers as well as to national telephone systems in Europe, and to OEMs that manufacture switching equipment sold throughout the world. Belden has positioned itself to be a supplier of service and distribution cable for the telecommunication markets' "last mile" architecture systems.

Coaxial Cable

Coaxial cable consists of a central inner conductor surrounded by a concentric outer conductor or shield. A dielectric material separates the two conductors and a jacket covers the overall construction. The inner conductor is usually copper or copper-covered steel, while the outer conductor is usually a metallic tape or a wire braid. Various insulating and jacketing materials are used. The primary applications for Belden's coaxial cable are in audio/video markets such as broadcast, entertainment, security and surveillance and cable television. Belden's coaxial cable is also used in some computer networking, computer equipment and factory floor automation applications. Coaxial cable sales constituted approximately 19%, 22% and 23% of Belden's sales in 1997, 1996 and 1995, respectively.

Broadcast and Entertainment. Belden's broadcast cables are used to distribute audio and video signals for the television, music and other entertainment industries. Belden primarily markets its broadcast cables through broadcast specialty distributors and audio systems installers. Belden primarily markets its security and surveillance cables through distributors.

Cable Television. Belden manufactures flexible, copper-clad coaxial cable used for the "drop" section of a cable television (CATV) system. The drop cable section distributes the signal from the "trunk" portion of the CATV system into the home. Belden has acquired a composite cable capability for a combination of CATV and telephone pair to meet the changing needs of the converging CATV and telecommunication markets. Belden also manufactures a copper base trunk distribution cable widely used throughout Europe meeting local specifications within the region.

The CATV drop cable market includes both new cable installations and the repair and replacement of existing cable. Belden's CATV coaxial cable is sold directly to multiple systems operators (MSO s) who operate CATV systems throughout the world and through CATV and electronic distributors.

Computer Networking, Computer Equipment and Factory Floor Automation. Computer coaxial cable is used in some LAN and factory floor automation applications and is also used to connect computer terminals to mainframes. Belden's channel to this market is primarily through distributors.

Fiber Optics

Fiber optic cables transmit light signals through glass or plastic fibers. The principal application of Belden's fiber optic cable is premises and factory floor automation data distribution systems using multimode fiber. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building. Belden's channels to this market include distributors and systems integrators. Belden also manufactures and sells fiber optic single mode cable for applications in CATV and telecommunication markets. These products are used to transmit voice, data, and video signals to a subscriber network within an area serviced either by the local telephone company or a CATV system operator. These sales are primarily made through both direct relationships with the system operators and through multiple distribution channels in the market.

Cords

A cord is a two or three-conductor cable with a molded plug on one or both ends. Cords are used to transmit electrical energy to power equipment or electronic devices. Most of Belden's cords are sold directly to OEMs for incorporation in portable electric power tools, floor care equipment and home appliances. Cord products are also marketed through distributors and appliance wholesalers. Cord sales constituted approximately 9%, 12% and 12% of Belden's sales in 1997, 1996 and 1995, respectively.

Lead, Hook-up and Other Wire Products

Lead and hook-up wire consists of single conductor wire that is used for electrical leads in motors, internal wiring and test equipment. Belden sells these products primarily to OEMs that manufacture motors, transformers, ballasts and lighting, electronic equipment and coil winders. Belden also markets these products through electrical apparatus parts distributors, wire specialist distributors and electrical wholesalers. In Europe, Belden manufactures enamel coated wire used exclusively in the manufacture of precision deflection coils that are used with computer video screens and television monitors. These products are sold directly to OEMs. Belden also fabricates wire for components used in the production of active and passive electronic components which provide the circuitry connections for electronic data equipment. These products are sold directly to the OEM market. Sales of lead, hook-up and other wire products constituted approximately 11%, 13% and 15% of Belden's sales in 1997, 1996 and 1995, respectively.

                              Customers

Belden sells through distributors and directly to OEMs and installers of equipment and systems. Sales to several business units of Anixter International Inc. represented approximately 16% of total sales in 1997, 17% in 1996 and 18% in 1995. In general, Belden's distributors are not contractually obligated to carry the Belden product line exclusively or for a significant period of time. They could purchase products that compete with Belden's products in lieu of purchasing products from Belden, and the loss of one or more large distributors could, at least in the short-term, have an adverse effect on the Company's results of operations. Moreover, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales on a short-term basis. However, the Company believes that its relationships with its distributors are satisfactory and that the distributors choose Belden products due to, among other reasons, the breadth of Belden's product offering and the quality and performance characteristics of its products.

                         International Operations

Belden's international sales consist primarily of multiconductor (including telecommunications) and coaxial cable products for computer networking, computer equipment and CATV and broadcast applications. Belden's primary channels to international markets are through distributors and direct sales to end users.

Changes in the relative value of currencies take place from time to time and their effects may be favorable or unfavorable on the Company's results of operations. Belden sometimes engages in foreign currency hedging transactions to mitigate these effects. For more information about Belden's foreign currency exposure management, See "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 1997 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

As Belden continues to expand internationally, the increased opportunities are accompanied by increased risks arising from economic and political considerations in the countries served. For example, the current economic difficulties in the Pacific Rim will likely adversely affect sales in that area.

Information about Belden's foreign and domestic operations and export sales are shown in "Note 18: Industry Segments, Major Customers and Geographic Information" of Belden's consolidated financial statements in the 1997 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

                              Competition

Belden faces substantial competition in its major markets. The number and size of Belden's competitors varies depending on the product line.
However, competition can be generally categorized as highly competitive with many players. Primary competition is either global in scope with competitors that have substantial financial, engineering, manufacturing and marketing resources, or regional in scope with competitors that have more limited product offerings with price as the differentiating feature. In recent years, competition has been further stimulated by the addition of several large wire and cable companies to the public marketplace through initial public offerings.

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

                         Research and Development

The Company engages in a continuing research and development program, including new and existing product development, testing and analysis; process and equipment development and testing; and compound materials development and testing. For information about the amount spent on research and development, see "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 1997 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

                         Patents and Trademarks

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden (R) trademark. The Company has the right to use the Belden (R) trademark in connection with all of its current products. The Company, however, has granted to Cooper the exclusive royalty-free right to use the Belden (R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete. Other important trademarks used by Belden include DataTwist (R), MediaTwist (R), Flamarrest (R), UnReel (R), Duobond (R), Beldfoil (R), Conformable (R), Pope (R), Alpha (R), FIT (R) and XTRA GUARD (R).

                              Raw Materials

The principal raw material used in many of Belden's products is copper. The Company has a copper hedging policy that attempts to match the period of the futures contract with the estimated time required to reflect the change in copper cost in the sales price of the Company's products. For additional information, see "Note 2: Summary of Significant Accounting Policies" and "Note 15: Commitments" of Belden's consolidated financial statements in the

1997 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include Teflon (R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum and optical fiber. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future, with the exception of Teflon (R) FEP which is in tight supply. Because of patents owned by others and high capital requirements, the Company does not currently manufacture its own optical fibers, but purchases its requirements from others. There is currently a limited number of manufacturers of optical glass fiber.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements, and resells these products under various names, especially Alpha Wire Company.

                                   Backlog

The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 1997, the Company's backlog of orders believed to be firm was $67.8 million compared to $50.2 million at December 31, 1996. The Company believes that all such backlog will be filled in 1998.

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

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden has agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Soil and groundwater contamination has been identified, and the groundwater contamination extends to the property line in one direction. Additional investigation as well as soil and groundwater remediation will be necessary. The Company has recorded a liability for the remaining costs, which is currently estimated at approximately $750,000.

The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and goundwater contamination were identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation will be necessary. The Company has recorded a liability for the costs, which are currently estimated at approximately $1,000,000.

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

                                   Employees

As of December 31, 1997, the Company had approximately 4,500 full-time employees.

           Importance of New Products and Product Improvements;
           Impact of Technological Change; Impact of Acquisitions

Many of the markets that Belden serves are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. These trends require ongoing improvements in the capabilities of wire and cable products. The Company believes that its future success will depend in part upon its ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. The failure to introduce successfully new or enhanced products on a timely and cost-competitive basis could have an adverse impact on the Company's operations and financial condition.

Fiber optic technology presents a potential substitute for the copper-based products that comprise the vast majority of Belden's sales. Fiber optic cables have not to date significantly penetrated the markets served by Belden due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. At the same time, advances in data transmission equipment and copper cable technologies have increased the relative performance of copper solutions. For example, asynchronous transfer mode (ATM) technology using copper cable may further improve the attractiveness of copper-based solutions. However, a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems could make such systems superior on a price/performance basis to copper systems. While the Company has been a fiber optic cable supplier in niche, specialty markets since 1976, such a significant relative decrease in the cost of fiber optic systems could have an adverse effect on the Company.

Wireless communications technology may represent a threat to both copper and fiber optic-based systems by reducing the need for premise wiring. Belden believes that the reduced signal security and the relatively slow transmission speeds of current systems restrict the use of wireless systems in many data communications markets. However, there are no assurances that future advances in wireless technology may not have an adverse effect on the Company's business.

The Company also does not presently anticipate that the commercialization of video delivery technology -- direct broadcast technology ("DBS") -- will have a material adverse effect on its CATV drop cable business. With DBS, a small satellite dish antenna is placed on the roof of a subscriber's facility. DBS does not require wiring from a central location to each subscriber, as does a CATV system. The Company sells cables that meet the requirements of a DBS system, specifically the cable that connects the DBS satellite dish antenna with a subscriber's home or business television set.

The telecommunications legislation enacted in recent years presents uncertainties and opportunities in the CATV area. The Company believes that this legislation and uncertainties regarding telecommunication network architectures resulted in a delay in spending by CATV product end users during 1997.

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in the Notes to the financial statements in the 1997 Annual Report (incorporated by reference in Item 8 of this Annual Report on Form 10-K), the Company has completed five acquisitions in 1995, 1996 and 1997. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. In particular, the addition of several large wire and cable companies to the public marketplace in recent years through initial public offerings has increased competition for acquisition candidates.

Executive Officers

The following sets forth certain information with respect to Belden's executive officers as of December 31, 1997. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.


                Name             Age              Position

       C. Baker Cunningham       56     Chairman of the Board,
                                        President, Chief Executive
                                        Officer and Director

       Richard K. Reece          41     Vice President, Finance,
                                        Treasurer and Chief
                                        Financial Officer

       Peter J. Wickman          48     Vice President, Operations


       Kevin L. Bloomfield       46     Vice President, Secretary
                                        and General Counsel

       Cathy O. Staples          47     Vice President, Human
                                        Resources


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

Cathy Odom Staples has been Vice President, Human Resources of the Company since May 1997. She was Vice President, Human Resources for the Electronic Products Division of the Company from May 1992 to May 1997. Ms. Staples has a B.S.B.A degree in human resources from Drake University.

Item 2.  Properties

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities as of February 25, 1998 are as follows:
                                                     Owned
                                            Square     Or
  Location           Facility Type           Feet    Leased

St. Louis,          Executive Office         7,466   Leased
Missouri

Richmond, Indiana   Sales and               53,575   Owned
                    Administrative
                    Office

Carmel, Indiana     Sales and               11,077   Leased
                    Administrative
                    Office

Richmond, Indiana   Engineering Center      70,000   Owned

Richmond, Indiana   Manufacturing          693,372   Owned
                    electronics wire &
                    cable

Richmond, Indiana   Distribution Center    145,000   Owned

Nogales, Arizona    Distribution Center     10,000   Leased

Clinton, Arkansas   Manufacturing          133,000   Owned
                    electrical cords

Monticello,         Manufacturing          222,800   Owned
 Kentucky           electronics wire &
                    cable

Tompkinsville,      Manufacturing          228,800   Owned
 Kentucky           electronics wire &
                    cable and flat cable

Hudson,             Manufacturing          215,000   Leased
 Massachusetts      electronics wire &
                    cable

Leominster,         Manufacturing            61,200  Leased
 Massachusetts      electronics wire &
                    cable

Elizabeth, New      Sales and                 7,064  Owned
 Jersey             Administrative
                    Office

Elizabeth, New      Distribution Center     197,250  Owned
 Jersey

Charlotte, North    Manufacturing            96,000  Leased
 Carolina           electronics wire &
                    cable and fiber
                    optics cable

Franklin, North     Manufacturing           101,800  Owned
 Carolina           electrical cords

Essex Junction,     Manufacturing high       77,400  Owned
 Vermont            temperature
                    electronics wire &
                    cable

Cobourg, Ontario,   Manufacturing           215,000   Owned
 Canada             electrical &
                    electronics wire &
                    cable; Sales Office
                    and Distribution
                    Center

Neuss, Germany      Sales Office             37,600   Leased

Venlo, The          Manufacturing           585,000   Owned
 Netherlands        electronics wire &
                    cable and fiber
                    optics cable;
                    Warehouse; and Sales
                    and Administrative
                    Office

Hermosillo,         Manufacturing            65,000   Leased
 Mexico             electrical cords and
                    Warehouse

The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

Item 3.  Legal Proceedings

In August 1996, Furon Company filed a lawsuit against BWC in the U.S. District Court for the Northern District of Ohio (Eastern Division), claiming that BWC manufactures a plenum-type cable that infringes a Furon patent, and seeking damages and an injunction. Presently, the parties are going through pre-trial discovery, which should continue through the year. The court has not assigned the matter for trial. Furon has sued several other wire and cable manufacturers on similar grounds.

To be patentable, an invention must be new, useful and non-obvious. The Company is investigating several ways to show that the Furon patent is invalid due to prior art. The Company intends to vigorously defend its position. While neither the timing nor the amount of the ultimate liability associated with this matter can be determined with certainty, based on information currently available to the Company and the current status of the Company s investigation of the matter and other factors, the Company presently believes that it is unlikely that the outcome of this matter will have a material adverse effect on the Company.

The Company is also a party to various legal proceedings and administrative actions which are incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

See "Item 1. Business   Environmental Matters" regarding certain
proceedings arising under environmental laws.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.


                                  PART II

Item  5.    Market  for  Registrant's Common Equity and Related Shareholder
Matters

At March 16, 1998, there were 1249 record holders of Common Stock of Belden
Inc.

The additional information required by Item 5 is incorporated herein by reference to page 55 of the 1997 Annual Report. The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

Item 6.  Selected Financial Data

Incorporated herein by reference to page 29 of the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated  herein by reference to pages 30 through 36 of the 1997 Annual
Report.

Item 8.  Financial Statements and Supplementary Data

Incorporated  herein by reference to pages 38 through 54 of the 1997 Annual
Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors is incorporated herein by reference to "Matters to Come Before the Meeting," pages 2 through 4 of the Proxy Statement. Information regarding executive officers is set forth in Part I at pages 10 herein under the heading "Executive Officers."

Item 11.  Executive Compensation

Incorporated herein by reference to "Compensation of Directors", "Executive Compensation" and "Stock Price Performance Graph", pages 7-14 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to "Stock Ownership of Management and Certain Beneficial Owners," pages 5-7 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to "Other Matters", page 14 of the Proxy Statement.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (located on the pages in the 1997 Annual Report shown below).

                                                                   Page No.
                                                            1997 Annual Report

     Report of Independent Auditors . . . . . . . . . . . . . . . . . 37
     Consolidated Balance Sheets as of December 31, 1997
        and December 31, 1996 . . . . . . . . . . . . . . . . . . . . 38
     Consolidated Income Statements for Each of the Three Years
        in the Period Ended December 31, 1997 . . . . . . . . . . . . 39
     Consolidated Cash Flow Statements for Each of the Three Years
        in the Period Ended December 31, 1997 . . . . . . . . . . . . 40
     Consolidated Stockholders' Equity Statements for Each of the
        Three Years in the Period Ended December 31, 1997 . . . . . . 41
     Notes to Consolidated Financial Statements . . . . . . . . . .42-54

With the exception of the financial statements and other financial data and other information listed above or incorporated by reference under other Items of this Annual Report on Form 10-K, the 1997 Annual Report is not filed as part of this Annual Report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. Exhibits. The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 10-Q, Second Quarter, 1994" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, File Number 1-12280, (iv) the "Form 8-K" are to the Belden Inc. Report on Form 8-K, filed with the Commission on April 17, 1995, File Number 1-12280, (v) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (vi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 1 of Form S-8 Registration Statement, filed with the Commission on October 23, 1995, File Number 33-66830, (vii) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (viii) the "Form 10-Q, Third Quarter, 1996" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, File Number 1-12280, (ix) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (x) the "Form 8-K, January 1997" are to the Belden Inc. Report on Form 8-K, filed with the Commission on January 23, 1997, File Number 1-12280, and (xi) the Form 10-K 1996 are to the Belden Inc. Report on Form 10-K for 1996, File Number 1-12280.

 Exhibit No.                  Description

    2.1 Stock Purchase Agreement, dated April 3, 1995, among PCW Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc. and Belden Europe B.V. for the purchase of Pope Cable and Wire B.V. (Exhibit 2 to Form 8-K)
    2.2 Asset Purchase Agreement, dated October 21, 1996, between Belden Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form 10-Q, Third Quarter, 1996)
    2.3 Asset Purchase Agreement, dated November 21, 1996, between Belden Wire & Cable Company and Alpha Wire Corporation, and Asset Purchase Agreement/U.K. Assets dated January 7, 1997 between Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2 to Form 8-K, January 1997)
    3.1 Certificate of Incorporation of the Company (Exhibit 3.1 to Registration Statement)
    3.2   Bylaws of the Company (Exhibit 3.2 to Registration Statement)
    4.1   Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)
*   4.2   Amendment to Specimen Common Stock Certificate
    4.3 Rights Agreement, dated as of July 6, 1995, between Belden Inc. and First Chicago Trust Company of New York, as Rights Agent; ChaseMellon Shareholder Services, L.L.C. has superseded First Chicago Trust Company of New York as Rights Agent (Exhibit 1 to Form 8-A)

*   4.4   Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance Company; Nationwide Mutual Insurance Company; State Farm Life Insurance Company; Principal Mutual Life Insurance Company; Nippon Life Insurance Company of America; and Berkshire Life Insurance Company
*   4.5   Guaranty of Belden Wire & Cable Company, the form of which is included as Exhibit 1.1-B to the Note Purchase Agreement listed above as Exhibit 4.4
   10.1 Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
   10.2 Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form 10-Q)
   10.3 Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
   10.4 Stock Agreement by and between Cooper Industries, Inc. and Belden Inc. (Exhibit 10.4 to Form 10-Q)
   10.5 Tax Sharing and Separation Agreement by and among Belden Inc., Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
          10.6 to Form 10-Q)
** 10.6   Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
** 10.7 Change of Control Agreements, dated as of August 16, 1996, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece, Peter J. Wickman and Kevin L. Bloomfield (Exhibit 10.3 to Form 10-Q, Third Quarter, 1996)
***10.8 Trust Agreement ("Rabbi Trust"), dated January 1, 1998 , between Belden Wire & Cable Company and Bankers Trust Company
** 10.9 Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to Form 10-Q, Second Quarter, 1994)
***10.10  Amendment to Belden Inc. Long-Term Incentive Plan
** 10.11 Belden Inc. Employee Stock Purchase Plan, as restated as of August 4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
** 10.12 Belden Wire & Cable Company Supplemental Excess Defined Benefit Plan (Exhibit 10.11 to Registration Statement)
** 10.13 Belden Wire & Cable Company Supplemental Excess Defined Contribution Plan (Exhibit 10.15 to Registration Statement)
** 10.14 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993 (Exhibit 10.10 to Form 10-Q)
***10.15 Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, Bernard G. Rethore and John R. DallePezze dated November 14, 1995, February 27, 1997 and May 1, 1997, respectively
   10.16 Credit Agreement, dated as of November 18, 1996, among Belden Wire & Cable Company, Bank of America National Trust and Savings Association, NationsBank, N.A., Royal Bank of Canada, Wachovia Bank of Georgia, N.A., ABN AMRO Bank N.V., Chicago Branch, The Northern Trust Company and Commerzbank Aktiengesellschaft,
          Grand Cayman Branch (Exhibit 10.14 to 10-K 1996)
   10.17 Guaranty of Belden Inc., the form of which is included as Exhibit D to the Credit Agreement listed above as Exhibit 10.16 (Exhibit
          10.15 to 10-K 1996)
*  13.1   Belden Inc. 1997 Annual Report to Shareholders (to the extent incorporated herein by reference)
*  21.1   List of Subsidiaries of Belden Inc.
*  23.1   Consent of Ernst & Young LLP

*  24.1   Powers of Attorney from Members of the Board of Directors of
          Belden Inc.
*  27.1   Financial Data Schedule
*  99.1   Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

               Belden Inc., Attention:  Secretary
               7701 Forsyth Boulevard, Suite 800
               St. Louis, Missouri 63105

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1997.

                                 Signatures

Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELDEN INC.


                                   By: /s/ C. Baker Cunningham
                                        C. Baker Cunningham
                                        Chairman of the Board, President,
                                        Chief Executive Officer
Date:  March 24, 1998                   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. BAKER CUNNINGHAM  President, Chairman of the Board    March 24, 1998
C. Baker Cunningham           Chief Executive Officer
                              and Director

/s/ RICHARD K. REECE     Vice President, Finance, Treasurer  March 24, 1998
Richard K. Reece              and Chief Financial Officer
                         (Mr. Reece also is the Company's
                         Chief Accounting Officer)

/s/ LORNE D. BAIN *      Director                            March 24, 1998
Lorne D. Bain

/s/ JOSEPH R. COPPOLA*   Director                            March 24, 1998
Joseph R. Coppola

/s/ ALAN E. RIEDEL*      Director                            March 24, 1998
Alan E. Riedel

/s/ BERNARD G. RETHORE*  Director                            March 24, 1998
Bernard G. Rethore

/s/CHRISTOPHER I.BYRNES* Director                            March 24, 1998
Christopher I. Byrnes

/s/ JOHN R. DALLEPEZZE*  Director                            March 24, 1998
John R. Dallepezze


/s/ C. Baker Cunningham
*By C. Baker Cunningham, Attorney-in-fact

                         Index to Exhibits


                                                                           Sequentially
   Exhibit                                                                   Numbered
   Number                                                                      Pages
    2.1   Stock Purchase Agreement, dated April 3, 1995, among PCW
          Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc.
          and Belden Europe B.V. for the purchase of Pope Cable and Wire
          B.V. (Exhibit 2 to Form 8-K)
    2.2   Asset Purchase Agreement, dated October 21, 1996, between Belden
          Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form
          10-Q, Third Quarter, 1996)
    2.3   Asset Purchase Agreement, dated November 21, 1996, between Belden
          Wire & Cable Company and Alpha Wire Corporation, and Asset
          Purchase Agreement/U.K. Assets dated January 7, 1997 between
          Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2
          to Form 8-K, January 1997)
    3.1   Certificate of Incorporation of the Company (Exhibit 3.1 to
          Registration Statement)
    3.2   Bylaws of the Company (Exhibit 3.2 to Registration Statement)
    4.1   Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)
*   4.2   Amendment to Specimen Common Stock Certificate
    4.3   Rights Agreement, dated as of July 6, 1995, between Belden Inc.
          and First Chicago Trust Company of New York, as Rights Agent;
          ChaseMellon Shareholder Services, L.L.C. has superseded First
          Chicago Trust Company of New York as Rights Agent (Exhibit 1 to
          Form 8-A)
*   4.4   Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance
          Company; Nationwide Mutual Insurance Company; State Farm Life
          Insurance Company; Principal Mutual Life Insurance Company;
          Nippon Life Insurance Company of America; and Berkshire Life
          Insurance Company
*   4.5   Guaranty of Belden Wire & Cable Company, the form of which is included as Exhibit 1.1-B to the Note Purchase Agreement listed above as Exhibit 4.4
   10.1   Asset  Transfer  Agreement by and between Cooper Industries, Inc.
          and  Belden  Wire  &  Cable  Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
   10.2   C a n adian  Asset  Transfer  Agreement  by  and  between  Cooper
          Industries  (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11
          to Form 10-Q)
   10.3   Trademark  License  Agreement  by and between Belden Wire & Cable
          Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
   10.4   Stock Agreement by and between Cooper Industries, Inc. and Belden
          Inc. (Exhibit 10.4 to Form 10-Q)
   10.5   Tax  Sharing  and  Separation Agreement by and among Belden Inc.,
          Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
          10.6 to Form 10-Q)
** 10.6   Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
** 10.7   Change of Control Agreements, dated as of August 16, 1996, between Belden Inc. and each of C. Baker Cunningham, Richard K.
          Reece, Peter J. Wickman and Kevin L. Bloomfield (Exhibit 10.3 to
          Form 10-Q, Third Quarter, 1996)
***10.8   Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
          Belden Wire & Cable Company and Bankers Trust Company
** 10.9   Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to Form 10-Q,
          Second Quarter, 1994)
***10.10  Amendment to Belden Inc. Long-Term Incentive Plan
** 10.11  Belden Inc. Employee Stock Purchase Plan, as restated as of
          August 4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
** 10.12  Belden Wire & Cable Company Supplemental Excess Defined Benefit
          Plan (Exhibit 10.11 to Registration Statement)
** 10.13  Belden Wire & Cable Company Supplemental Excess Defined
          Contribution Plan (Exhibit 10.15 to Registration Statement)
** 10.14  Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6,
          1993 (Exhibit 10.10 to Form 10-Q)
***10.15  Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, Bernard G. Rethore and John R.
          DallePezze dated November 14, 1995, February 27, 1997 and May 1,
          1997, respectively
   10.16  Credit Agreement, dated as of November 18, 1996, among Belden
          Wire & Cable Company, Bank of America National Trust and Savings
          Association, NationsBank, N.A., Royal Bank of Canada, Wachovia
          Bank of Georgia, N.A., The Boatmen's National Bank of St. Louis,
          ABN AMRO Bank N.V., The Northern Trust Company and Commerzbank
          Aktiengesellschaft, Grand Cayman Branch (Exhibit 10.14 to 10-K
          1996)
   10.17  Guaranty of Belden Inc., the form of which is included as Exhibit
          D to the Credit Agreement listed above as Exhibit 10.16 (Exhibit
          10.15 to 10-K 1996)
*  13.1   Belden Inc. 1997 Annual Report to Shareholders (to the extent incorporated herein by reference)
*  21.1   List of Subsidiaries of Belden Inc.
*  23.1   Consent of Ernst & Young LLP
*  24.1   Powers of Attorney from Members of the Board of Directors of
          Belden Inc.
*  27.1   Financial Data Schedule
*  99.1   Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998

*Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.


