Form 10-Q
period 1998-03-31
BELDEN INC
filed 1998-05-15
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

        Yes             No
           ------------   ------------

        Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 26, 1998: 26,179,968 shares
================================================================================


Exhibit Index on Page 13                                            Page 1 of 14

                         PART I -- FINANCIAL INFORMATION

ITEM 1:                       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                                                              MARCH 31,   December 31,
                                                                                                1998         1997
-------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                                                                                  (in thousands)
                                                          ASSETS
Current assets:
    Cash and cash equivalents                                                               $   6,532     $     916
    Receivables                                                                               132,133       120,761
    Inventories                                                                               112,252       107,340
    Deferred income taxes                                                                       5,167         5,186
-------------------------------------------------------------------------------------------------------------------
    Other                                                                                       3,659         3,065
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                   259,743       237,268
Property, plant and equipment, less
    accumulated depreciation                                                                  170,633       151,933
Intangibles, less accumulated amortization                                                     83,860        85,540
-------------------------------------------------------------------------------------------------------------------
Other assets                                                                                      393           388
-------------------------------------------------------------------------------------------------------------------
                                                                                            $ 514,629     $ 475,129
===================================================================================================================
                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                                $  77,034     $  74,719
-------------------------------------------------------------------------------------------------------------------
    Income taxes payable                                                                       16,610         8,358
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                               93,644        83,077
Long-term debt                                                                                139,021       124,047
Postretirement benefits other than pensions                                                    15,266        16,026
Deferred income taxes                                                                          13,133        13,141
Other long-term liabilities                                                                    11,444         9,884
Stockholders' equity:
    Preferred stock                                                                                --            --
    Common stock                                                                                  262           262
    Additional paid-in capital                                                                 48,906        49,370
    Retained earnings                                                                         203,323       189,163
    Treasury stock, at cost                                                                      (336)       (1,241)
    Accumulated other comprehensive income(loss)                                              (10,034)       (8,600)
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                             242,121       228,954
-------------------------------------------------------------------------------------------------------------------
                                                                                            $ 514,629     $ 475,129
===================================================================================================================

See accompanying notes

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                  1998               1997
---------------------------------------------------------------------------
                                      (in thousands, except per share data)

Revenues                                        $190,434           $175,974
---------------------------------------------------------------------------
Cost of sales                                    140,784            129,916
---------------------------------------------------------------------------
    Gross profit                                  49,650             46,058
---------------------------------------------------------------------------
Selling, general and administrative expenses      22,166             21,118
---------------------------------------------------------------------------
Amortization of goodwill                             470                441
    Operating earnings                            27,014             24,499
---------------------------------------------------------------------------
Interest expense                                   1,760              1,643
---------------------------------------------------------------------------
    Income before income taxes                    25,254             22,856
---------------------------------------------------------------------------
Income taxes                                       9,786              8,971
---------------------------------------------------------------------------
---------------------------------------------------------------------------
       Net income                               $ 15,468           $ 13,885
---------------------------------------------------------------------------
Basic earnings per share                        $    .59           $    .53
---------------------------------------------------------------------------
Diluted earnings per share                      $    .59           $    .53
---------------------------------------------------------------------------

See accompanying notes

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                                  Three Months Ended
                                                                        March 31,
                                                                ---------------------
                                                                  1998          1997
-------------------------------------------------------------------------------------
                                                                    (in thousands)
Cash flows from operating activities:
    Net income                                                  $ 15,468     $ 13,885
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                4,451        4,419
       Amortization                                                  983          614
       Deferred income taxes                                          86        1,243
       Changes in operating assets and liabilities(*):
           Receivables                                            (5,042)      (1,266)
           Inventories                                              (788)      (3,838)
           Accounts payable and accrued liabilities               (4,619)      (8,281)
           Income taxes payable                                    8,478        7,460
           Other assets and liabilities, net                      (5,503)       1,965
-------------------------------------------------------------------------------------
                Net cash provided by operating activities         13,514       16,201
Cash flows from investing activities:
    Capital expenditures                                          (8,790)      (6,275)
    Cash paid for acquired businesses                            (14,948)     (73,332)
    Proceeds from sales of property, plant and equipment               -           28
-------------------------------------------------------------------------------------
                Net cash used for investing activities           (23,738)     (79,579)
Cash flows from financing activities:
    Net borrowings under long-term credit facility and
       credit agreements                                          16,680       63,129
    Exercise of stock options                                        441          515
    Cash dividends paid                                           (1,308)      (1,315)
-------------------------------------------------------------------------------------
                Net cash provided by financing activities         15,813       62,329
Effect of exchange rate changes on cash and cash equivalents          27            7
-------------------------------------------------------------------------------------
Increase(Decrease) in cash and cash equivalents                    5,616       (1,042)
Cash and cash equivalents, beginning of period                       916        1,795
Cash and cash equivalents, end of period                        $  6,532     $    753
=====================================================================================

See accompanying notes

(*)Net of the effects of exchange rate changes and acquired business.

                  CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS
                                   (Unaudited)



                                   Accumulated
                                      Other             Common Stock                              Treasury Stock
                                  Comprehensive     --------------------     Paid-In     Retained  --------------------
                                  Income/(Loss)     Shares        Amount     Capital     Earnings    Shares    Amount      Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)

Balance at December 31, 1996           ($4,460)     26,138   $       261     $   51,443  $  133,739     (53)  ($1,276)  $  179,707

Net Income                                                                                   13,885                         13,885

Foreign currency translation
adjustments                             (1,422)                                                                             (1,422)
                                                                                                                        ----------


        Comprehensive income                                                                                                12,463

Issuance of common stock for:
   Stock Options                                         0                         (478)                 41       993          515

Cash dividends ($.05 per share)                                                              (1,315)                        (1,315)

----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997              ($5,882)     26,138   $       261     $   50,965  $  146,309     (12)    ($283)  $  191,370
==================================================================================================================================


Balance at December 31, 1997           ($8,600)     26,180   $       262     $   49,370  $  189,163     (38)  ($1,241)  $  228,954

Net Income                                                                                   15,468                         15,468

Foreign currency translation
adjustments                             (1,434)                                                                             (1,434)
                                                                                                                        ----------

        Comprehensive income                                                                                                14,034

Issuance of common stock for:                                                      (464)                (28)      905          441
    Stock Options

Cash dividends ($.05 per share)                                                              (1,308)                        (1,308)

==================================================================================================================================
Balance at March 31, 1998             ($10,034)     26,180   $       262      $  48,906     $203,323    (66)    ($336)  $  242,121
==================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 1997 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2: ACQUISITIONS

On February 28, 1998, the Company purchased substantially all of the assets of the Olex communication cable operations (Olex) of Pacific Dunlop Limited for cash of approximately Australian $26 million (U.S. $15 million). The Company financed the acquisition utilizing funds available under its existing credit agreement. Olex designs, manufactures and markets metallic and fiberoptic cables serving primarily the computer networking and telephony industries. Located near Melbourne, Australia, Olex had fiscal 1997 revenues of approximately Australian $40 million (U.S. $27 million). The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The Company has not recorded any goodwill with respect to the acquisition. Olex's operating results have been included in the Company's consolidated results from March 1, 1998.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first three months of 1998 and 1997 amounted to $1,400,000 and $600,000, respectively.

Total interest paid, net of amounts capitalized, during the first three months of 1998 and 1997 amounted to $2,897,000 and $1,401,000, respectively.

NOTE 4:  INVENTORIES


                                                                                 MARCH 31,         December 31,
                                                                                   1998                1997
-------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)

Raw materials                                                                   $ 23,500            $ 25,195
Work-in-process                                                                   22,495              16,203
Finished goods                                                                    76,662              75,794
-------------------------------------------------------------------------------------------------------------
Perishable tooling and supplies                                                    4,302               4,365
-------------------------------------------------------------------------------------------------------------
    Total                                                                        126,959             121,557
-------------------------------------------------------------------------------------------------------------
Allowances (primarily LIFO reserves)                                             (14,707)            (14,217)
    Net inventories                                                             $112,252            $107,340
-------------------------------------------------------------------------------------------------------------


NOTE 5:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           ---------------------
                                                                               1998        1997
------------------------------------------------------------------------------------------------
Numerator:                                                                      (in thousands)

     Net Income                                                               $15,468    $13,885
------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per share - weighted                       26,155     26,126
        average shares
Effect of dilutive employee stock options                                         221        227
------------------------------------------------------------------------------------------------
     Denominator for dilutive earnings per share - adjusted                    26,376     26,353
        weighted average shares
------------------------------------------------------------------------------------------------
Basic earnings per share                                                      $   .59    $   .53
------------------------------------------------------------------------------------------------
Diluted earnings per share                                                    $   .59    $   .53
------------------------------------------------------------------------------------------------

On February 26, 1998, the Company declared a quarterly cash dividend of $.05 per share payable on April 3, 1998.

NOTE 6:  OTHER COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

During the first quarter 1998 and 1997, total comprehensive income amounted to $14.0 million and $12.5 million, respectively.

The Company has not recognized any tax benefits on its foreign currency translation adjustment because their recognition does not effect the Company's U.S. residual tax liability on its foreign subsidiaries unremitted earnings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Revenues
Revenues for the three months ended March 31, 1998 were $190.4 million compared with $176.0 million in the same period last year, an increase of 8%, 1% of which was due to the acquisition of Olex. The following table shows the components of the 8% increase in the Company's revenues for the first three months of 1998 in each of the Company's four served markets.


                                                                              % Increase (Decrease)
                                                         % of Total             in 1998 Revenues
                                                          Revenues             Compared with 1997
                                                         ----------           ---------------------
Computer                                                     42%                       32%
Audio/video                                                  20                       (10)
Industrial                                                   18                         4
Electrical                                                   20                        (6)

The increase in the computer market revenues was primarily due to continued growth in the computer networking and telephony markets. The comparison of the first quarter of 1998 with 1997 was made easier due to a normalized order pattern in 1998 of a major customer who was adjusting inventory levels in 1997. Sales of the Company's computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were down slightly compared to the first three months of 1997.

The revenue decline in the audio/video market was primarily due to soft demand for cable television (CATV) drop cable in both the United States and export markets. This soft demand not only affected volume growth, but also negatively impacted selling prices. The soft demand for CATV drop cable in the United States and export markets is expected to continue throughout the remainder of the year. Broadcast revenues were down in the first three months of 1998, which was attributable to the delay of stadium and studio projects during the year as well as broadcasters' delayed spending related to indecision about alternative digital formats. The decision on digital formats may not be made for several months further delaying spending on upgrading from analog to digital broadcasting.

Industrial market revenues grew 4%. This increase is primarily due to increased capital investment by manufacturers. Electrical market revenues declined 6% in the first three months of 1998 compared with 1997. The decline is primarily due to lower prices, foreign currency translation and a decrease in demand for power cords.

Average prices for the Company's products declined in the first three months of 1998 compared to 1997. The decline was primarily attributable to the pass through of cheaper copper and increased competition partially offset by price increases for computer networking cable due to strong demand and the pass through of increases in the cost of Teflon, a major raw material in certain cables.

The Company's supply of Teflon is constrained due to an industry wide shortage. This shortage has resulted in increased costs for Teflon and a reduced allocation from the Company's major supplier. If the shortage continues the Company may have difficulty meeting the market demand for certain cables or passing on increased costs.

U.S. revenues, which represented approximately 69% of total revenues in the first three months of 1998, increased 11% from 1997 due primarily to the strong computer networking market. Sales to export markets during the first three months of 1998 were $16 million, which represented an increase of 4% from 1997. This increase was attributable to strong sales in the Middle East and Latin America regions partially offset by a 21% decline in sales to the Pacific Rim region. The decline in Pacific Rim revenues was attributable to the difficult economic conditions facing those markets, which will likely result in continued declines in demand for the Company's products. European revenues increased 3% in the first three months of 1998 compared with 1997, but increased 8% in local currencies due primarily to stronger demand for both networking and CATV products. Canadian revenues increased 1% in the first three months of 1998 compared with 1997 due primarily to higher demand for industrial products. European and Canadian revenues represented 17% and 5% of total revenues, respectively, for the first three months of 1998.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the first three months of 1998 compared with the same period in 1997.



                                                             Three Months Ended
                                                                  March 31,                    % Increase
                                                         ----------------------               1998 Compared
                                                         1998              1997                 With 1997
-----------------------------------------------------------------------------------------------------------
                                                          (in thousands, except % data)

Gross profit                                          $49,650           $46,058                     7.8%
    As a % of revenue                                      26.1%             26.2%

Operating earnings                                    $27,014           $24,499                    10.3%
    As a % of revenue                                      14.2%             13.9%

Income before income taxes                            $25,254           $22,856                    10.5%
    As a % of revenue                                      13.3%             13.0%

Net income                                            $15,468           $13,885                    11.4%
    As a % of revenue                                       8.1%              7.9%


The increase in the gross profit amount was due to higher revenues and increased profitability, partially offset by the impact of unfavorable foreign currency exchange rates in Europe. The decline in gross profit as a percent of revenues in 1998 was primarily attributable to the effect of the Olex acquisition, unfavorable foreign exchange rates, as well as the need to outsource production of certain computer networking cable due to capacity constraints. The Company expects to continue outsourcing production of certain networking cables until it can add sufficient capacity to meet demand which may not be until late 1998.

The Company reduced employment at Olex by approximately 25% since its acquisition on March 1, 1998. The reduction in employment and other restructuring actions were made to better adjust the size of this operation to match the decline in business activity in the Pacific Rim region due to difficult economic conditions facing those markets. These actions are expected to improve the profitability of this operation, however the Company expects Olex's results will continue to negatively impact gross profit as a percent of revenues for the rest of 1998.

Operating earnings increased during the first three months of 1998 compared to the first three months of 1997 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs. Operating earnings as a percent of revenues for the first three months of 1998 increased from the same period in 1997 due primarily to the leveraging of selling, general and administrative costs which declined as a percent of revenue from 12% in 1997 to 11.6% in 1998.

Income before income taxes increased due to greater operating earnings. This increase in operating earnings was partially offset by higher interest costs, which was related to the higher debt levels incurred in connection with the Olex acquisition and higher average interest rates. Average debt during the first three months of 1998 and 1997 was $134 million and $86 million, respectively. The Company's average daily interest rate for the first three months of 1998 was 6.3% compared to 5.1% for the same period in 1997.

The Company's effective tax rate was 38.8% and 39.3%, respectively, for the first three months of 1998 and 1997. The decline in effective tax rate was attributable to various tax planning strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At March 31, 1998, the Company had $177 million available under the Credit Agreement. In addition, as of March 31, 1998, the Company had unsecured, uncommitted arrangements with five banks under which it may borrow up to $75 million at prevailing interest rates. At March 31, 1998, the Company had $36 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at March 31, 1998.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first three months of 1998, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations) increased $2 million. The increase was primarily due to an increase in receivables and inventories mainly attributable to higher sales values and a decrease in accounts payables and accrued liabilities related to spending on restructuring accruals. Those increased in working capital were partially offset by an increase in income taxes payable.

Capital Expenditures
For the first three months in 1998, the Company had capital expenditures of $8.8 million, primarily for modernization and enhancement of machinery and equipment and the implementation of an integrated business information system. The Company plans on spending approximately $35 million during 1998 on similar projects, including approximately $13 million for the building of a new manufacturing facility in Lancaster County, South Carolina.

Forward-Looking Statements
Certain statements in this Form 10-Q are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties many of which are outside the control of the Company, such as the level of market demand for the Company's products, competitive pressure, the ability to achieve reductions in costs and to continue to successfully integrate acquisitions, price fluctuations of materials and the potential unavailability thereof, foreign currency fluctuations, technological obsolescence, and the other specific factors discussed in the Company's Form 10-K and other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II -- OTHER INFORMATION



                                                                   SEQUENTIALLY
                                                                     NUMBERED
                                                                      PAGES

(a) Exhibit 10.1: Change of Control Agreement, dated as of August 16, 1997, between Belden Inc. and Cathy O. Staples.

     Exhibit 10.2:  Indemnification Agreement dated as of
     August 16, 1997, entered into between Belden Inc. and
     Cathy O. Staples

     Exhibit 27.1:  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BELDEN INC.



Date:                                  By:   /s/ C. Baker Cunningham
                                          --------------------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President
                                          and Chief Executive Officer





Date:                                  By:  /s/ Richard K. Reece
                                          --------------------------------------
                                          Richard K. Reece
                                          Vice President, Finance,
                                          Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BELDEN INC.



Date:                                  By:
                                          --------------------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President
                                          and Chief Executive Officer





Date:                                  By:
                                          --------------------------------------
                                          Richard K. Reece
                                          Vice President, Finance, Treasurer
                                          and Chief Financial Officer