Form 10-Q
period 1998-06-30
BELDEN INC
filed 1998-08-14
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Yes  [X]   No    [ ]

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 22, 1998: 25,831,085 shares


===============================================================================

Exhibit Index on Page 14                                            Page 1 of 15

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,       December 31,
                                                                              1998              1997
--------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                                  (in thousands)
                                             ASSETS

 Current assets:
     Cash and cash equivalents                                             $      539         $      916
     Receivables                                                              125,555            120,761
     Inventories                                                              109,847            107,340
     Deferred income taxes                                                      5,395              5,186
     Other                                                                      3,734              3,065
--------------------------------------------------------------------------------------------------------
          Total current assets                                                245,070            237,268
 Property, plant and equipment, less
      accumulated depreciation                                                170,093            151,933
 Intangibles, less accumulated amortization                                    84,641             85,540
 Other assets                                                                     461                388
--------------------------------------------------------------------------------------------------------
                                                                           $  500,265         $  475,129
========================================================================================================
                               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued liabilities                              $   64,057         $   74,719
     Income taxes payable                                                       7,520              8,358
--------------------------------------------------------------------------------------------------------
         Total current liabilities                                             71,577             83,077
 Long-term debt                                                               138,319            124,047
 Postretirement benefits other than pensions                                   15,384             16,026
 Deferred income taxes                                                         17,422             13,141
 Other long-term liabilities                                                   12,418              9,884
 Stockholders' equity:
     Preferred stock                                                               --                 --
     Common stock                                                                 262                262
     Additional paid-in capital                                                48,753             49,370
     Retained earnings                                                        217,169            189,163
     Treasury stock, at cost                                                  (10,563)            (1,241)
     Accumulated other comprehensive income (loss)                            (10,476)            (8,600)
--------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                           245,145            228,954
--------------------------------------------------------------------------------------------------------
                                                                           $  500,265         $  475,129
========================================================================================================


See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                      --------------------------        --------------------------
                                                         1998              1997            1998             1997
------------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
 Revenues                                             $ 196,291        $ 192,597        $ 386,724        $ 368,571
 Cost of sales                                          144,920          143,760          285,704          273,676
------------------------------------------------------------------------------------------------------------------
     Gross profit                                        51,371           48,837          101,020           94,895
 Selling, general and administrative expenses            24,135           22,694           46,314           43,812
 Amortization of goodwill                                   482              500              952              941
------------------------------------------------------------------------------------------------------------------
     Operating earnings                                  26,754           25,643           53,754           50,142
 Interest expense                                         2,011            1,873            3,758            3,516
------------------------------------------------------------------------------------------------------------------
     Income before income taxes                          24,743           23,770           49,996           46,626
 Income taxes                                             9,588            9,330           19,374           18,301
------------------------------------------------------------------------------------------------------------------
         Net income                                   $  15,155        $  14,440        $  30,622        $  28,325
==================================================================================================================
 Basic earnings per share                             $     .58        $     .55        $    1.17        $    1.08
==================================================================================================================
 Diluted earnings per share                           $     .58        $     .55        $    1.16        $    1.08
==================================================================================================================



See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       -----------------------------
                                                                          1998                1997
----------------------------------------------------------------------------------------------------
                                                                               (in thousands)
 Cash flows from operating activities:
     Net income                                                        $   30,622         $   28,325
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation                                                       9,277              8,633
         Amortization                                                       2,301              1,277
         Deferred income taxes                                              4,441              1,072
         Changes in operating assets and liabilities(*):
              Receivables                                                  (3,490)            (9,669)
              Inventories                                                   1,703             (7,742)
              Accounts payable and accrued liabilities                    (14,981)             1,435
              Income taxes payable                                           (757)               (18)
              Other assets and liabilities, net                             3,371              3,025
----------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities               32,487             26,338
 Cash flows from investing activities:
     Capital expenditures                                                 (16,417)           (11,885)
     Cash paid for acquired businesses                                    (16,179)           (73,332)
     Proceeds from sales of property, plant, and equipment                     --                100
----------------------------------------------------------------------------------------------------
                  Net cash used for investing activities                  (32,596)           (85,117)
 Cash flows from financing activities:
     Net borrowings under long-term credit facility and
              credit agreements                                            12,303             67,899
     Purchase of treasury stock                                           (11,337)                --
     Exercise of stock options                                              1,398                619
     Cash dividends paid                                                   (2,616)            (2,621)
----------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                 (252)            65,897
 Effect of exchange rate changes on cash and cash equivalents                 (16)                (8)
----------------------------------------------------------------------------------------------------
 Increase (Decrease) in cash and cash equivalents                            (377)             7,110
 Cash and cash equivalents, beginning of period                               916              1,795
----------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                              $      539         $    8,905
====================================================================================================



See accompanying notes.

(*) Net of the effects of exchange rate changes and acquired business.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                            Other
                                         Common Stock    Additional                                     Comprehensive
                                      ------------------  Paid-In      Retained   Treasury Stock        --------------
(in thousands)                        Shares     Amount   Capital      Earnings   Shares     Amount      Income (Loss)   Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          26,138     $  261   $  51,443   $ 133,739    (53)     $  (1,276)    $  (4,460)  $  179,707

Net Income                                                               28,325                                           28,325

Foreign currency translation adjustments                                                                     (2,457)      (2,457)
                                                                                                                      ----------

        Comprehensive income                                                                                              25,868

Issuance of common stock for:
   Stock Options                           0                   (499)                51          1,236                        737

Cash dividends ($.05 per share)                                          (2,621)                                          (2,621)

--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997              26,138     $  261   $  50,944   $ 159,443     (2)     $     (40)    $  (6,917)  $  203,691
================================================================================================================================

Balance at December 31, 1997          26,180     $  262   $  49,370   $ 189,163    (38)     $  (1,241)    $  (8,600)  $  228,954

Net Income                                                               30,622                                           30,622

Foreign currency translation adjustments                                                                     (1,876)      (1,876)
                                                                                                                      ----------

        Comprehensive income                                                                                              28,746

Issuance of common stock for:
    Stock Options                         24                   (617)                60          2,015                      1,398

Purchase of treasury stock                                                        (360)       (11,337)                   (11,337)

Cash dividends ($.05 per share)                                          (2,616)                                          (2,616)

--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998              26,204     $  262   $  48,753   $ 217,169   (338)     $ (10,563)    $ (10,476)  $  245,145
================================================================================================================================

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

NOTE 2: ACQUISITIONS

On February 28, 1998, the Company purchased substantially all of the assets of the Olex communication cable operations (Olex) of Pacific Dunlop Limited for cash of approximately Australian $26 million (U.S. $16 million). The Company financed the acquisition utilizing funds available under its existing credit agreement. Olex designs, manufactures and markets metallic and fiber optic cables serving primarily the computer networking and telephony industries. Located near Melbourne, Australia, Olex had fiscal 1997 revenues of approximately Australian $40 million (U.S. $27 million). The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The Company has not recorded any goodwill with respect to the acquisition. Olex's operating results have been included in the Company's consolidated results from March 1, 1998.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first six months of 1998 and 1997 amounted to $17,375,000 and $17,423,000 respectively. Included in these amounts were $6,000,000 and $5,800,000 paid to Cooper Industries, Inc. in the first six months of 1998 and 1997, respectively, in accordance with a Tax Sharing and Separation Agreement between Cooper and the Company, entered into in 1993 in connection with the Company's initial public offering.

Total interest paid, net of amounts capitalized, during the first six months of 1998 and 1997 amounted to $3,482,000 and $3,141,000, respectively.

NOTE 4:  INVENTORIES

                                                        JUNE 30,        December 31,
                                                         1998               1997
-----------------------------------------------------------------------------------
                                                               (in thousands)
 Raw materials                                        $   22,894         $   25,195
 Work-in-process                                          15,593             16,203
 Finished goods                                           81,672             75,794
 Perishable tooling and supplies                           4,316              4,365
-----------------------------------------------------------------------------------
     Total                                               124,475            121,557
 Allowances (primarily LIFO reserves)                    (14,628)           (14,217)
-----------------------------------------------------------------------------------
     Net inventories                                  $  109,847         $  107,340
===================================================================================

NOTE 5:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                     -------------------------       ------------------------
                                                                       1998             1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Numerator:                                                                     (in thousands, except per share data)
      Net Income                                                     $ 15,155        $ 14,440        $ 30,622        $ 28,325
=============================================================================================================================
 Denominator:
      Denominator for basic earnings per share - weighted              26,101          26,130          26,128          26,128
         average shares
 Effect of dilutive employee stock options                                186             208             204             217
-----------------------------------------------------------------------------------------------------------------------------
      Denominator for dilutive earnings per share - adjusted
         weighted average shares                                       26,287          26,338          26,332          26,345
=============================================================================================================================
 Basic earnings per share                                            $    .58        $    .55        $   1.17        $   1.08
=============================================================================================================================
 Diluted earnings per share                                          $    .58        $    .55        $   1.16        $   1.08
=============================================================================================================================

On May 7, 1998, the Company declared a quarterly cash dividend of $.05 per share payable on July 2, 1998.

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

For the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $28.7 million and $25.9 million, respectively.

The Company has not recognized any tax benefits on its foreign currency translation adjustment because their recognition does not effect the Company's U.S. residual tax liability on its foreign subsidiaries unremitted earnings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenues

Revenues for the six months ended June 30, 1998 were $386.7 million compared with $368.6 million in the same period last year, an increase of 5%. The following table shows the components of the 5% increase in the Company's revenues for the first six months of 1998 in each of the Company's four served markets.

                                           % Increase (Decrease)
                     % of Total              in 1998 Revenues
                      Revenues              Compared with 1997
                      --------              ------------------
Computer                 43%                         29%
Audio/video              19                         (13)
Industrial               19                          1
Electrical               19                         (11)

The increase in the computer market revenues was primarily due to the acquisition of Olex Communications Cable and continued strong growth in the computer networking and telephony markets. Revenues from computer networking products increased over 50% in the first six months of 1998 compared with 1997. While the Company expects this market to continue to expand, the rate of increase may slow primarily due to tougher comparisons and increased competition. Sales of the Company's computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were down slightly compared to the first six months of 1997.

The revenue decline in the audio/video market was primarily due to soft demand for cable television (CATV) drop cable in both the United States and export markets. This soft demand not only affected volume growth, but also negatively impacted selling prices. The U.S. demand for CATV drop cable improved later in the six month period; however, the export markets weakened further and are expected to continue to be weak throughout the remainder of the year. Broadcast revenues were down in the first six months of 1998, which was primarily attributable to broadcasters' delayed spending related to indecision about alternative digital formats. The decision on digital formats may not be made for several months further delaying spending on upgrading from analog to digital broadcasting.

Industrial market revenues grew 1% in the first six months of 1998 over 1997. This increase is primarily due to increased demand for products in the U.S. offset by a drop in Canadian and export demand as well as negative price principally related to lower copper prices. Electrical market revenues declined 11% in the first six months of 1998 compared with 1997. The decline is primarily due to lower prices, foreign currency translation and a decrease in demand for power cords.

Average prices for the Company's products declined in the first six months of 1998 compared to 1997. The decline was primarily attributable to the pass through of lower copper prices and increased competition partially offset by price increases for computer networking cable due to strong demand and the pass through of increases in the cost of Teflon, a major raw material in certain cables.

The Company's supply of Teflon is constrained due to an industry wide shortage. This shortage has resulted in increased costs for Teflon and a reduced allocation from the Company's major supplier. If the shortage continues the Company may have difficulty meeting the market demand for certain cables or passing on increased costs. Conversely, if supply becomes plentiful there may be more competitive pressures resulting in reduced pricing for the Company's products which contain Teflon.

U.S. revenues, which represented approximately 70% of total revenues in the first six months of 1998, increased 9% from 1997 due primarily to the strong computer networking market. Sales to export markets during the first six months of 1998 were $19 million, which represented an increase of 4% from 1997 including the contribution from the Olex acquisition. This increase was attributable to strong sales in the Middle East and Latin America regions and from the Olex acquisition, partially offset by a 46% decline in sales to the Pacific Rim region. The decline in Pacific Rim revenues was attributable to the difficult economic conditions facing those markets, which will likely result in continued declines in demand for the Company's products. European revenues decreased 3% in the first six months of 1998 compared with 1997, but were flat in local currencies. Canadian revenues decreased 10% in the first six months of 1998 compared with 1997 due primarily to softer demand for industrial products. European and Canadian revenues represented 16% and 5% of total revenues, respectively, for the first six months of 1998.

Costs, Expenses and Earnings

The following table sets forth information regarding the components of earnings for the first six months of 1998 compared with the same period in 1997.

                                                              Six Months Ended
                                                                 June 30,                     % Increase
                                                      -------------------------------       1998 Compared
                                                        1998                    1997           With 1997
---------------------------------------------------------------------------------------------------------
                                                      (in thousands, except % data)
Gross profit                                          $101,020                $94,895
    As a % of revenue                                     26.1%                  25.7%              6.5%

Operating earnings                                     $53,754                $50,142
    As a % of revenue                                     13.9%                  13.6%              7.2%

Income before income taxes                             $49,996                $46,626
    As a % of revenue                                     12.9%                  12.7%              7.2%

Net income                                             $30,622                $28,325
    As a % of revenue                                      7.9%                   7.7%              8.1%

The increase in the gross profit amount was due to higher revenues and increased profitability, partially offset by the impact of unfavorable foreign currency exchange rates in Europe. The increase in gross profit as a percent of revenues in 1998 was attributable to the impact of inventory price protection actions taken in the first six months of 1997 which negatively effected prior year's gross margin partially offset by the inclusion in 1998 of the currently less profitable Olex acquisition, the impact of unfavorable foreign exchange rate changes as well as the need to outsource production of certain computer networking cable due to capacity constraints. The Company expects to continue outsourcing production of certain networking cables until it can add sufficient capacity to meet demand, which may not be until late 1998.

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

Operating earnings increased during the first six months of 1998 compared to the first six months of 1997 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs due to the addition of Olex and an increase in depreciation expense related to the capitalization of substantially completed information systems implementations. Operating earnings as a percent of revenues for the first six months of 1998 increased from the same period in 1997 due to the increased gross margin percentage. Selling, general and administrative costs as a percent of revenue were flat at 11.9% in 1998 and 1997.

Income before income taxes increased due to greater operating earnings. This increase in operating earnings was partially offset by higher interest costs, which was related to the higher average interest rates. Average debt during the first six months of 1998 and 1997 was $138 million and $140 million, respectively. The Company's average daily interest rate for the first six months of 1998 was 6.2% compared to 5.4% for the same period in 1997.

The Company's effective tax rate was 38.8% and 39.3%, respectively, for the first six months of 1998 and 1997. The decline in effective tax rate was attributable to various tax planning strategies implemented by the Company.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Revenues

Revenues for the three months ended June 30, 1998 were $196.3 million compared with $192.6 million in the same period last year, an increase of 2%, which was due to the acquisition of Olex. Revenues were flat over 1997 when excluding revenues from Olex in the second quarter of 1998. The following table shows the components of the 2% increase in the Company's second quarter 1998 revenues in each of Belden's four served markets.

                                                            % Increase (Decrease)
                                     % of Total              in 1998 Revenues
                                      Revenues              Compared with 1997
------------------------------------------------------------------------------------
Computer                                45%                       25%
Audio/video                             18                       (15)
Industrial                              19                        (2)
Electrical                              18                       (15)

Factors affecting the revenues in the three months ended June 30, 1998 compared with 1997, were essentially the same as those noted above in the comparison of the six months ended June 30, 1998 and 1997. However, the computer market revenues, while growing at 25% in the second quarter of 1998 versus 1997, was at a lower growth rate than the first quarters rate of 32%. In addition, in the second quarter, the decline in revenues in both audio/video and the electrical markets accelerated as compared to the first quarter.

The slow down in the Company's rate of growth in the second quarter of 1998 compared with the first six months of 1998 is primarily due to weakness experienced in many of its international markets, especially Asia/Pacific and Canada. Market conditions in the U.S. generally remained healthy.

Costs, Expenses and Earnings

The following table sets forth information regarding the components of earnings for the second quarter of 1998 compared with the same period in 1997.

                                                               Three Months Ended
                                                                   June 30                            % Increase
                                                      -------------------------------------          1998 Compared
                                                          1998                 1997                   With 1997
-----------------------------------------------------------------------------------------------------------------
                                                             ($ in thousands)
Gross profit                                            $51,371              $48,837                      5.2%
    As a % of revenue                                      26.2%                25.4%

Operating earnings                                      $26,754               25,643                      4.3%
    As a % of revenue                                      13.6%                13.3%

Income before income taxes                              $24,743              $23,770                      4.1%
    As a % of revenue                                      12.6%                12.3%

Net income                                              $15,155              $14,440                      5.0%
    As a % of revenue                                       7.7%                 7.5%

The increase in gross profit was primarily due to higher revenues and increased profitability related to inventory price protection given to distributors in the second quarter of 1997 which adversely effected prior year's gross profit. This improvement in profitability was partially offset by the impact of the currently less profitable Olex acquisition, as well as the outsourcing of certain networking cables.

Operating earnings increased during the second quarter of 1998 compared with the second quarter of 1997 due to greater gross profit. This increase was partially offset by an increase in selling, general and administrative costs related to the acquisition of Olex and an increase in depreciation expense related to the capitalization of substantially completed information systems implementations. Operating earnings as a percent of revenues increased in 1998 from 1997 primarily due to the $2 million in inventory price protection rebates issued to distributors in 1997.

The increase in income before income taxes for the second quarter of 1998 compared to the same period in 1997 was due to greater operating earnings, partially offset by higher interest costs. The increase in average interest rates for 1998 caused the higher interest costs.

Average debt was $142 million during the second quarter of 1998 and 1997. The Company's average daily interest rate for the second quarter of 1998 was 6.0% compared to 5.6% in 1997.

The Company's effective tax rate was 38.8% and 39.3%, respectively for the three months ended June 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At June 30, 1998, the Company had $185 million available under the Credit Agreement. In addition, as of June 30, 1998, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $90 million at prevailing interest rates. At June 30, 1998, the Company had $42 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at June 30, 1998.

In June 1998, the Board approved a common stock buyback program authorizing the Company to purchase up to $18 million of its stock on the open market. Subsequent to June 30,1998, the Board approved an increase in the stock buyback program, up to two million shares.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends, anticipated capital expenditures and stock repurchase activities.

Working Capital
During the first six months of 1998, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations) increased $17 million. The increase was primarily due to higher receivables attributable to greater revenues and a decrease in accounts payables and accrued liabilities related to spending on restructuring accruals. Partially offsetting these increases to operating working capital was a decline in inventory due to management's focused efforts to improve inventory turns.

Capital Expenditures

For the first six months in 1998, the Company had capital expenditures of $16.4 million, primarily for modernization and enhancement of machinery and equipment, the building of a new manufacturing facility in Lancaster County, South Carolina, and the implementation of an integrated business information system. The Company plans on spending approximately $35 million during 1998 on these and similar projects.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties many of which are outside the control of the Company. There can be no assurances that Belden's actual results will be materially consistent with such forward looking information. The success in integrating acquisitions, results from transfer of production to the new South Carolina facility, developments in technology, economic conditions in Asia/Pacific, acceptance of Belden's products, changes in raw material costs, foreign currency rates, pricing of Belden's products, changes in the economy, and the other specific factors discussed in the Company's Form 10-K and other Securities and Exchange Commission filings will have an impact on Belden's actual results. The information contained in this Form 10-Q represents the Company's best judgment at the date of this report based on information currently available. However, the Company does not intend to update this information to reflect developments or information obtained after the date of this report and disclaims any legal obligation to do so.

                           PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 1998, the Company held its regular Annual Meeting of Stockholders ("Meeting").

1. At the meeting, the shareholders elected for a three-year term, three class II directors. Alan E. Riedel, Lorne D. Bain and Bernard G.Rethore each were elected to a three-year term. Mr. Riedel has served as a director since 1993; Mr. Bain has served as a director since 1993; and Mr. Rethore has served as a director since February 1997. The voting for each director was as follows:

                                      Shares Voted For     Shares Withheld
         Alan E. Riedel                  22,844,463          185,459

         Lorne D. Bain                   22,851,686          178,236

         Bernard G. Rethore              22,850,236          179,686

                                                                 SEQUENTIALLY
                                                                   NUMBERED
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                            PAGES
                                                                 -------------
         Exhibit 27.1:  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BELDEN INC.



Date: August 12, 1998               By:  /s/ C. Baker Cunningham
                                        --------------------------------------
                                        C. Baker Cunningham
                                        Chairman of the Board, President
                                        and Chief Executive Officer



Date: August 12, 1998               By: /s/ Richard K. Reece
                                        --------------------------------------
                                        Richard K. Reece
                                        Vice President, Finance,
                                        Treasurer and Chief Financial Officer