Form 10-Q
period 1998-09-30
BELDEN INC
filed 1998-11-12
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                 Yes    X    No
                     ------      ------

                 Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 22, 1998: 24,328,952 shares

================================================================================

Exhibit Index on Page 16                                            Page 1 of 17

                         PART I - FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,          December 31,
                                                                                    1998                  1997
-------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                         (in thousands)
                                                ASSETS
Current assets:
    Cash and cash equivalents                                                     $      409            $      916
    Receivables                                                                      101,916               120,761
    Inventories                                                                      106,598               107,340
    Deferred income taxes                                                              5,792                 5,186
    Other                                                                              4,027                 3,065
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        218,742               237,268
Property, plant and equipment, less
     accumulated depreciation                                                        177,736               151,933
Intangibles, less accumulated amortization                                            83,328                85,540
Other assets                                                                             637                   388
-------------------------------------------------------------------------------------------------------------------
                                                                                    $480,443              $475,129
===================================================================================================================
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                       $  60,260             $  74,719
    Income taxes payable                                                               3,483                 8,358
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     63,743                83,077
Long-term debt                                                                       151,037               124,047
Postretirement benefits other than pensions                                           15,036                16,026
Deferred income taxes                                                                 17,418                13,141
Other long-term liabilities                                                           12,931                 9,884
Stockholders' equity:
    Preferred stock                                                                        -                     -
    Common stock                                                                         262                   262
    Additional paid-in capital                                                        48,552                49,370
    Retained earnings                                                                218,437               189,163
    Treasury stock, at cost                                                          (37,892)               (1,241)
    Accumulated other comprehensive income (loss)                                     (9,081)               (8,600)
-------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                   220,278               228,954
-------------------------------------------------------------------------------------------------------------------
                                                                                    $480,443              $475,129
===================================================================================================================

See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                            ------------------------------     --------------------------
                                                                   1998           1997              1998          1997
-------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands, except per share data)

Revenues                                                         $ 164,284       $183,693          $551,008      $552,264
Cost of sales                                                      130,725        136,171           416,427       409,847
-------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                    33,559         47,522           134,581       142,417
Selling, general and administrative expenses                        23,162         20,344            69,475        64,156
Amortization of goodwill                                               489            510             1,442         1,451
Nonrecurring charges                                                 3,765          1,600             3,765         1,600
-------------------------------------------------------------------------------------------------------------------------
    Operating earnings                                               6,143         25,068            59,899        75,210
Interest expense                                                     2,021          1,770             5,780         5,286
-------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                       4,122         23,298            54,119        69,924
Income taxes                                                         1,597          8,795            20,971        27,096
-------------------------------------------------------------------------------------------------------------------------
        Net income                                               $   2,525       $ 14,503          $ 33,148      $ 42,828
=========================================================================================================================
Basic earnings per share                                         $     .10       $    .55          $   1.28      $   1.64
=========================================================================================================================
Diluted earnings per share                                       $     .10       $    .55          $   1.27      $   1.63
=========================================================================================================================

See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          -----------------------
                                                                            1998           1997
---------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Cash flows from operating activities:
    Net income                                                             $ 33,148      $ 42,828
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                         14,190        13,457
        Amortization                                                          3,634         1,451
        Deferred income taxes                                                 4,040         1,079
        Changes in operating assets and liabilities(*):
             Receivables                                                     21,873       (16,939)
             Inventories                                                      6,215       (10,879)
            Accounts payable and accrued liabilities                        (19,255)       (8,965)
             Income taxes payable                                            (5,796)        6,347
             Other assets and liabilities, net                               (1,179)        3,401
---------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                  56,870        31,780
Cash flows from investing activities:
    Capital expenditures                                                    (26,800)      (19,109)
    Cash paid for acquired businesses                                       (16,179)      (73,332)
    Proceeds from sales of property, plant, and equipment                      --             168
---------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                     (42,979)      (92,273)
Cash flows from financing activities:
    Net borrowings/(paydown) under long-term credit facility and
             credit agreements                                               26,916       (12,761)
    Proceeds from private placement of debt                                    --          75,000
    Purchase of treasury stock                                              (38,250)         --
    Exercise of stock options                                                   781           962
    Cash dividends paid                                                      (3,874)       (3,930)
---------------------------------------------------------------------------------------------------
                  Net cash provided by (used for) financing activities      (14,427)       59,271
Effect of exchange rate changes on cash and cash equivalents                     29           (35)
---------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                               (507)       (1,257)
Cash and cash equivalents, beginning of period                                  916         1,795
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   $    409      $    538
===================================================================================================

See accompanying notes.

(*)Net of the effects of exchange rate changes and acquired business.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                                             Other
                                       Common Stock      Additional                                       Comprehensive
                                    -------------------   Paid-In     Retained    Treasury Stock      -----------------
(in thousands)                      Shares       Amount   Capital     Earnings  Shares     Amount       Income (Loss)     Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         26,138       $261     $51,443    $133,739   (53)     ($1,276)        ($4,460)     $179,707

Net Income                                                              42,828                                           42,828

Foreign currency translation                                                                                (3,015)     (3,015)
adjustments
                                                                                                                     ----------

        Comprehensive income                                                                                             39,813

Issuance of common stock for:
   Stock Options                         20          1        (212)                 53        1,276                       1,065

Cash dividends ($.05 per share)                                         (3,930)                                          (3,930)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997        26,158       $262     $51,231    $172,637      (0)         ($0)        ($7,475)   $216,655
===============================================================================================================================


Balance at December 31, 1997         26,180       $262     $49,370    $189,163     (38)     ($1,241)        ($8,600)   $228,954

Net Income                                                              33,148                                           33,148

Foreign currency translation                                                                                   (481)       (481)
adjustments
                                                                                                                     ----------

        Comprehensive income                                                                                             32,667

Issuance of common stock for:
    Stock Options                        24                   (818)                 69        1,599                         781

Purchase of treasury stock                                                      (1,831)     (38,250)                    (38,250)

Cash dividends ($.05 per share)                                         (3,874)                                          (3,874)

-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998        26,204       $262     $48,552    $218,437  (1,800)    ($37,892)        ($9,081)   $220,278
===============================================================================================================================

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

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first nine months of 1998 and 1997 amounted to $23,497,000 and $22,572,000 respectively. Included in these amounts were $9,000,000 and $8,700,000 paid to Cooper Industries, Inc. in the first nine months of 1998 and 1997, respectively, in accordance with a Tax Sharing and Separation Agreement between Cooper and the Company, entered into in 1993 in connection with the Company's initial public offering.

Total interest paid, net of amounts capitalized, during the first nine months of 1998 and 1997 amounted to $6,902,000 and $4,557,000, respectively.

NOTE 4:  INVENTORIES

                                                                               SEPTEMBER 30,          December 31,
                                                                                   1998                   1997
----------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Raw materials                                                                   $  24,043            $  25,195
Work-in-process                                                                    16,170               16,203
Finished goods                                                                     76,695               75,794
Perishable tooling and supplies                                                     4,340                4,365
----------------------------------------------------------------------------------------------------------------
    Total                                                                         121,248              121,557
Allowances (primarily LIFO reserves)                                              (14,650)             (14,217)
----------------------------------------------------------------------------------------------------------------
    Net inventories                                                              $106,598             $107,340
================================================================================================================

NOTE 5:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                        ------------------------          -----------------------
                                                                           1998          1997               1998           1997
---------------------------------------------------------------------------------------------------------------------------------
Numerator:                                                                     (in thousands, except per share data)
     Net Income                                                         $   2,525     $  14,503           $ 33,148     $  42,828
=================================================================================================================================
Denominator:
     Denominator for basic earnings per share - weighted
        average shares                                                     25,412        26,138             25,889        26,131
Effect of dilutive employee stock options                                      45           230                151           222
---------------------------------------------------------------------------------------------------------------------------------
     Denominator for dilutive earnings per share - adjusted
        weighted average shares                                            25,457        26,368             26,040        26,353
=================================================================================================================================
Basic earnings per share                                                $     .10     $     .55           $   1.28     $    1.64
=================================================================================================================================
Diluted earnings per share                                              $     .10     $     .55           $   1.27     $    1.63
=================================================================================================================================

On August 20, 1998, the Company declared a quarterly cash dividend of $.05 per share payable on October 2, 1998.

NOTE 6:  NONRECURRING ITEMS

In September, 1998, the Company was notified that a major Asia/Pacific distributor was in receivership. There are not expected to be proceeds available to unsecured creditors, including Belden, after secured creditors have been paid. The nonrecurring charge, of approximately $3.8 million in the third quarter of 1998, is principally related to accounts receivable from this failed distributor.

In addition, management has implemented certain actions, including a limited voluntary separation program, plant consolidations, and other cost cutting measures during the third quarter. Certain charges related to these programs were included in nonrecurring items in the third quarter results. In addition the Company expects additional fourth quarter nonrecurring charges of $6 to $8 million before income taxes, primarily due to employee separation costs, plant consolidation costs and discontinued product lines.

NOTE 7:  OTHER COMPREHENSIVE INCOME

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

For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $32.7 million and $39.8 million, respectively.

The Company has not recognized any tax benefits on its foreign currency translation adjustment because their recognition does not effect the Company's U.S. residual tax liability on its foreign subsidiaries' unremitted earnings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues
Revenues for the nine months ended September 30, 1998 were $551.0 million compared with $552.3 million in the same period last year. Price declines due to the pass-through of cheaper copper reduced revenues in the nine months ended September 30, 1998, compared with 1997 by approximately $20 million. The following table shows the components of the change in the Company's revenues for the first nine months of 1998 in each of the Company's four served markets.


                                        1998               % Increase (Decrease)
                                     % of Total              in 1998 Revenues
                                      Revenues              Compared with 1997
                                      --------              ------------------
Computer                                 43%                         18%
Audio/video                              20                         (11)
Industrial                               18                          (5)
Electrical                               19                         (15)

The increase in the computer market revenues was primarily due to the acquisition of Olex and continued strong growth in the computer networking and telephony markets. Revenues from computer networking products increased over 29% in the first nine months of 1998 compared with 1997. While the Company expects this market to continue to expand in unit growth, recent declines in unit pricing, have eroded revenue growth. In addition, inventory reductions at certain of our major distributors resulted in reduced revenues for the three and nine month periods ended September 30, 1998. Sales of the Company's computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were down 8% compared to the first nine months of 1997.

The revenue decline in the audio/video market was primarily due to soft demand for cable television (CATV) drop cable in both the United States and export markets. This soft demand not only affected volume growth, but also negatively impacted selling prices. The U.S. demand for CATV drop cable has improved throughout the third quarter; however, the export markets have remained weak and are expected to continue to be weak throughout the remainder of the year. Broadcast revenues were down in the first nine months of 1998, which was primarily attributable to broadcasters' delayed spending related to indecision about alternative digital formats. The decision on digital formats continues to be pushed back by broadcasters and may not be made until late in 1999, further delaying spending on upgrades from analog to digital broadcasting.

Industrial market revenues declined 5% in the first nine months of 1998 over 1997. This decrease is due primarily to lower prices due to the pass-through of cheaper copper. In addition, the large drop in prices for many commodities such as metals and petroleum, and slowed capital spending within the natural resources sector due to the impact of declining Asian demand have reduced demand for certain of the Company's products.

Electrical market revenues declined 15% in the first nine months of 1998 compared with 1997. The decline is primarily due to lower prices, economic slowdowns in certain of our served markets, and increased competition from Asia.

U.S. revenues, which represented approximately 70% of total revenues in the first nine months of 1998, increased 1% from 1997 due primarily to the strong computer networking and telephony market offset by declines in all other served markets. Sales to export markets during the first nine months of 1998 were $35.0 million, which represented a decrease of 23% from 1997. This decrease was attributable to a 65% decline in sales to the Asia/Pacific region, partially offset by strong sales in the Middle East and Latin America regions. The decline in Asia/Pacific revenues was attributable to the difficult economic conditions facing those markets, which will likely result in continued declines in demand for the Company's products. European revenues decreased 2% in the first nine months of 1998 compared with 1997, with similar declines in local currencies. Canadian revenues decreased 15% in the first nine months of 1998 compared with 1997 due primarily to softer demand for industrial products. European and Canadian revenues represented 16% and 5% of total revenues, respectively, for the first nine months of 1998.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the first nine months of 1998 compared with the same period in 1997.

                                                             Nine Months Ended
                                                               September 30,                 % Increase(Decrease)
                                                   -----------------------------------         1998 Compared
                                                        1998                  1997                With 1997
--------------------------------------------------------------------------------------------------------------------
                                                     (in thousands, except % data)

Gross profit                                          $134,581               $142,417              (5.5)%
    As a % of revenue                                    24.4%                  25.8%

Operating earnings*                                   $ 63,664                $76,810              (17.1)%
    As a % of revenue                                    11.6%                  13.9%

Income before income taxes*                           $ 57,884                $71,524              (19.1)%
    As a % of revenue                                   10.5 %                  13.0%

Net income*                                           $ 35,454                $43,808              (19.1)%
    As a % of revenue                                     6.4%                   7.9%

* Net of nonrecurring charges of $3,765 ($2,306 net of tax) related primarily to an Asia/Pacific distributor going into receivership in 1998, and $1,600 ($980 net of tax) for plant consolidation and Dutch work force reductions in 1997.

The decrease in the gross profit amount was due to lower revenues and the impact of lower average prices in excess of the pass-through of lower copper costs. The decrease in gross profit as a percent of revenues in 1998 was primarily attributable to the deleveraging of certain production costs, the result of production declines at a rate in excess of cost reductions. In addition, the impact of the inclusion in 1998 of the currently less profitable Olex acquisition and the need to outsource production of certain computer networking cable due to capacity constraints earlier in the year contributed to the decline in gross profit and gross profit as a percent of revenues.

The Company reduced employment at Olex by approximately 33% since its acquisition on March 1, 1998. The reduction in employment and other restructuring actions were made to better adjust the size of this operation to match the decline in business activity in the Pacific Rim region due to difficult economic conditions facing those markets. These actions are expected to improve the profitability of this operation; however, the Company expects Olex's results will continue to negatively impact gross profit as a percent of revenues for the rest of 1998.

Operating earnings decreased during the first nine months of 1998 compared to the first nine months of 1997 due to lower gross profit. In addition, the acquisition of Olex in 1998 as well as increased depreciation related to computer system conversions completed earlier in 1998 led to an increase in selling, general and administrative costs. Operating earnings as a percent of revenues for the first nine months of 1998 decreased from the same period in 1997 due to the decrease in gross margin percentage and the increase in selling, general and administrative costs as a percent of revenue between 1997 and 1998.

Income before income taxes decreased due to lower operating earnings and the increase in interest costs, which was related to the higher average interest rates and higher average debt levels. Debt levels are higher primarily due to the acquisition of Olex earlier in the year as well as the 1998 stock buyback program of which 1.9 million shares have been repurchased of the 2.0 million authorized. Average debt during the first nine months of 1998 and 1997 was $141 million and $138 million, respectively. The Company's average daily interest rate for the first nine months of 1998 was 6.1% compared to 5.5% for the same period in 1997.

The Company's effective tax rate was 38.8%, for the first nine months of 1998 and 1997

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues
Revenues for the three months ended September 30, 1998 were $164.3 million compared with $183.7 million in the same period last year, a decrease of 11%. Price declines due to the pass-through of cheaper copper reduced revenues approximately $5.5 million in the third quarter of 1998 compared with 1997. The following table shows the components of the 11% decrease in the Company's third quarter 1998 revenues in each of Belden's four served markets.

                                                            % Increase(Decrease)
                                       % of Total             in 1998 Revenues
                                        Revenues             Compared with 1997
--------------------------------------------------------------------------------
Computer                                   41%                       (2)%
Audio/video                                22                        (7)
Industrial                                 19                       (17)
Electrical                                 18                       (22)

Factors affecting the revenues in the three months ended September 30, 1998 compared with 1997, were essentially the same as those noted above in the comparison of the nine months ended September 30, 1998 and 1997. For the quarter, the pass-through of lower copper prices, price declines in excess of lower priced copper and reduction of distributor inventory levels, partially offset by the addition of the Olex acquisition, were the primary factors influencing the decline in revenues. All markets have experienced declines, with the exception of telephony which is up 49% over 1997, 20% without the impact of the Olex acquisition.

Computer market revenues were down 2% to $66.7 million in the third quarter of 1998 versus 1997. During the quarter the Company protected certain distributors inventories due to declining prices for networking products. In addition, certain major distributors have been reducing inventory levels and are expected to reduce further throughout the rest of 1998. Partially offsetting declines in the networking and interconnect markets was 49% growth in the telephony market, including the addition of Olex.

Audio/video revenues, down 7% in the third quarter continue to be hampered by delayed decisions related to broadcasters plans for digital conversion. In addition, CATV business for the Company continues to be soft both domestically and in export markets.

Industrial market revenues are off 17% in the third quarter as reduced capital spending in the natural resource sector brought on by the Asian economic downturn have reduced demand for certain of the Company's products. In addition, the pass-through of lower copper prices continues to put pressure on the pricing environment for industrial products.

Electrical market revenues declined 22% in the third quarter of 1998 compared with 1997. The decline is primarily due to lower copper prices, economic slowdowns in certain of our served markets and increased competition from offshore suppliers.

The decline in the Company's growth in the third quarter of 1998 compared with the first six months of 1998 is primarily due to weakness experienced in many of its international markets, especially Asia/Pacific and Canada. Market conditions in the U.S., while generally healthy in the first half of the year, have shown signs of slowdown and much more moderate growth. This trend is anticipated to impact the Company's revenues throughout the remainder of the year and into 1999.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings for the second quarter of 1998 compared with the same period in 1997.

                                                         Three Months Ended
                                                            September 30                          % Increase(Decrease)
                                               ---------------------------------------                1998 Compared
                                                       1998                  1997                      With 1997
-------------------------------------------------------------------------------------------------------------------------
                                                              ($ in thousands)
Gross profit                                           $ 33,559              $47,522                    (29.4)%
    As a % of revenue                                     20.4%                25.9%

Operating earnings*                                     $ 9,908               26,668                    (62.8)%
    As a % of revenue                                      6.0%                14.5%

Income before income taxes*                             $ 7,887              $24,898                    (68.3)%
    As a % of revenue                                      4.8%                13.6%

Net income*                                             $ 4,831              $15,483                    (68.8)%
    As a % of revenue                                      2.9%                 8.4%

* Net of nonrecurring charges of $3,765 ($2,306 net of tax) related primarily to an Asia/Pacific distributor going into receivership in 1998, and $1,600 ($980 net of tax) for plant consolidation and Dutch work force reductions in 1997.

The decrease in the gross profit amount was due to lower revenues and the impact of lower average prices in excess of the pass through of lower copper costs. The decrease in gross profit as a percent of revenues in 1998 was partially attributable to the impact of the inclusion in 1998 of the currently less profitable Olex acquisition. In addition, the deleveraging of certain production costs, which was the result of production declines at a rate in excess of cost reductions, contributed to the decline in gross profit and gross profit as a percent of revenues.

Operating earnings decreased during the third quarter of 1998 compared to the third quarter of 1997 due to lower gross profit. In addition, the acquisition of Olex in 1998 as well as increased depreciation related to system conversions completed earlier in 1998 lead to an increase in selling, general and administrative costs. Operating earnings as a percent of revenues for the quarter decreased from the same period in 1997 due to the decrease in gross margin percentage and the increase in selling, general and administrative costs as a percent of revenue between 1997 and 1998.

The decrease in income before income taxes for the third quarter of 1998 compared to the same period in 1997 was due primarily to lower operating earnings and an increase in average debt levels related to the Olex acquisition and the stock buyback program.

Average debt during the third quarter of 1998 and 1997 was $148 million and $133 million, respectively. The Company's average daily interest rate for the third quarter of 1998 was 6.0% compared to 5.8% in 1997.

The Company's effective tax rate was 38.8% and 37.8%, respectively for the three months ended September 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $200 million Credit Agreement with a group of six banks. The Credit Agreement is unsecured and expires in November 2001. At September 30, 1998, the Company had $175 million available under the Credit Agreement. In addition, as of September 30, 1998, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $91 million at prevailing interest rates. At September 30, 1998, the Company had $40 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at September 30, 1998.

In June 1998, the Board approved a common stock buyback program authorizing the Company to purchase up to $18 million of its stock on the open market. On July 22, 1998, the Board approved an increase in the stock buyback program, up to two million shares. As of September 30, 1998, 1.9 million shares had been repurchased under this program.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends, anticipated capital expenditures and stock repurchase activities.

Working Capital
During the first nine months of 1998, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations) contributed cash of $9 million. The favorable change in operating working capital was primarily due to significantly lower receivables and a reduction in inventory levels offset by a decrease in accounts payables and accrued liabilities related to spending on restructuring accruals and lower raw material purchases.

Capital Expenditures
For the first nine months in 1998, the Company had capital expenditures of $26.8 million, primarily for modernization and enhancement of machinery and equipment, the building of a new manufacturing facility in Lancaster County, South Carolina, and the implementation of an integrated business information system. The Company plans on spending approximately $35 million during 1998 on these and similar projects.

Outlook
The Company expects the markets to remain challenging. The reduction of inventory in the system, both at distributors and the Company, should continue through the end of 1998 and may in fact continue into 1999. The Company does not currently anticipate further significant price erosion provided that copper costs remain constant; however, computer networking products and electrical power cords continue to be under pricing pressure. Due to price levels experienced in late 1997 and the first half of 1998, even if prices do not decline from current levels the Company will be subject to unfavorable price comparisons at least through the middle of next year. Consequently, revenues and earnings for the fourth quarter of 1998 are likely to experience percentage declines similar to those reported in the third quarter. The Company expects to take additional nonrecurring charges in the fourth quarter of 1998 related to restructuring and other actions. Since the Company has not yet finalized its actions, the amount of the charges have not been determined; but are expected to be between 15 and 20 cents per share. It is likely the Company will continue to experience unfavorable earnings comparisons through the first half of

1999 based on slightly declining revenues due to current global economic forecasts and other events offsetting the Company's markets.

The Company expects to reduce the impact of forecasted lower revenues in 1999 on next years' earnings per share because of:
-        cost reduction actions the Company is taking as previously described,
- anticipated 1% reduction in the effective income tax rate next year primarily due to implementing various tax saving strategies,
-        forecasted decline in interest rates, and
-        fewer outstanding shares due to the stock buyback program.

Year 2000 Readiness
The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company recently completed the implementation of an integrated business information system at several operating units. The Company is now in the process of identifying, evaluating and implementing changes to information systems, manufacturing systems, and other applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. The Company has also initiated formal discussions with its suppliers, customers and financial institutions to determine the extent to which the Company's interface systems are vulnerable to third parties' failure to remediate their own Year 2000 issues. However, due to the reliance placed on customers, suppliers and financial institutions, and their own susceptibility to Year 2000 issues, there can be no assurances that the Company will not be exposed to significant unfavorable operating results related to Year 2000 issues. The total cost of compliance and its effect on the Company's future results of operations are not expected to be significant due to the recent implementation of the integrated business information system. Certain operating units that have not completed enterprise wide system solutions are incurring costs to deal specifically with the Year 2000 issue. These costs are expected to be under $500,000. The expected completion date of the project is the end of the first quarter of 1999, which is prior to any anticipated impact on the Company's operating systems.

Forward-Looking Statements
The statements set forth under "Outlook" and the other statements in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The economic recession being experienced in the Asia/Pacific region and its impact on sales, heightened competition from domestic and foreign competition, the success in integrating acquisitions, results from transfers of production to new facilities, developments in technology, acceptance of Belden's products, changes in raw material costs, foreign currency rates, pricing of Belden's products, changes in the global economy, the success of cost saving initiatives and programs and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II - OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS

       In August 1996, The Furon Company filed a lawsuit against Belden Wire & Cable Company ("BWC") a wholly-owned subsidiary of the Company, claiming that BWC manufactured a plenum-type cable that infringed a Furon patent, and sought damages and an injunction. In July 1998, the Company and the Furon Company settled the litigation on mutually satisfactory terms. The settlement will not have a material adverse effect on the Company.


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 27.1:  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BELDEN INC.



Date: October 6, 1998        By:          /s/ C. Baker Cunningham
                                   -------------------------------------
                                      C. Baker Cunningham
                                      Chairman of the Board, President
                                      and Chief Executive Officer





Date: October 6, 1998        By:          /s/ Richard K. Reece
                                   -------------------------------------
                                     Richard K. Reece
                                     Vice President, Finance,
                                     Treasurer and Chief Financial Officer