Form 10-K405
period 1998-12-31
BELDEN INC
filed 1999-03-26
CIK 910134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the fiscal year ended December 31, 1998
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from            to
                                               ----------    -----------

                           Commission File No. 1-12280
                                   BELDEN INC.
             (Exact Name of Registrant as Specified in Its Charter)
     DELAWARE                                                         76-0412617
  (State or Other Jurisdiction of                                  (IRS Employer
  Incorporation or Organization)                             Identification No.)

                             7701 FORSYTH BOULEVARD
                                    SUITE 800
                            ST. LOUIS, MISSOURI 63105
              (Address of Principal Executive Offices and Zip Code)

                                 (314) 854-8000
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
     Title of Each Class                                     on Which Registered
     -------------------                                     -------------------
Common Stock, $.01 par value                         The New York Stock Exchange
Preferred Stock Purchase Rights                      The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 1, 1999 is $416,528,436.

The number of shares outstanding of the registrant's Common Stock at March 1, 1999 is 24,355,061.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999 (the "Proxy Statement") (incorporated by reference into Part III).

Portions of the 1998 Belden Inc. Annual Report to Shareholders (the "1998 Annual Report") (incorporated by reference into Parts I, II and IV).

                                     PART I

ITEM 1.  BUSINESS
                                     GENERAL

Belden is engaged in the design, manufacture and marketing of wire, cable and cord products for electronics and electrical applications. It has been in the business of manufacturing wire and cable for over 95 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper. In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. In 1995 and 1996, an additional 2,500,000 shares of common stock, which were originally retained by Cooper, were sold to the public. For information regarding Belden acquisitions, see "Note 4:
Acquisitions" of Belden's consolidated financial statements in the 1998 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Belden Inc. is a Delaware corporation incorporated in 1993. Substantially all of its operations are conducted through BWC and its other subsidiaries.

The Company's operations are conducted within two business segments: Electronics and Electrical, and Cord Products. As used herein, unless a business segment is identified or the context otherwise requires, "Belden" and the "Company" refer to Belden Inc. and its subsidiaries as a whole and their respective predecessors, including the Belden Division of Cooper. Financial information about Belden's two business segments appears in "Note 17: Industry Segments, Major Customers and Geographic Information" of Belden's consolidated financial statements in the 1998 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

           MARKETS AND PRODUCTS FOR ELECTRONICS AND ELECTRICAL SEGMENT

The Company's Electronics and Electrical business segment designs, manufactures and markets wire and cable products that serve the electronics and electrical markets, more specifically the following major markets:

     -    Computer networking, computer equipment and telecommunications
     -    Audio/video including broadcast, entertainment and cable television
     -    Industrial signal, instrumentation and control
     -    Electrical equipment, including motor and test apparatus.

Belden's Electronics and Electrical segment meets the demands of these markets with various product configurations, which include, for the electronics markets, multiconductor products, coaxial cable, fiber optic cables, heat-shrinkable tubing and wire management products; and for the electrical markets, lead, hook-up and other wire. A description of the products of the

Electronics and Electrical segment follows, including the major end uses and the methods of distribution.

MULTICONDUCTOR PRODUCTS

A multiconductor cable consists of two or more insulated conductors that are cabled together, individually twisted into pairs or run in a parallel configuration as a flat cable. Insulation may be extruded or laminated over bare conductors, or separately insulated conductors may be bonded or woven together. A cable may be unshielded, have individually shielded pairs or have an overall shield. The cable is covered with an overall jacket. Major end uses for these products include computer networking and computer equipment, as well as various applications within the industrial signal, instrumentation and control market, the broadcast market and the telecommunications market. Multiconductor product sales constituted approximately 58%, 59% and 49% of Belden's consolidated revenues in 1998, 1997 and 1996, respectively.

Computer Networking. Belden supplies both shielded and unshielded multiconductor cables for local area network ("LAN") applications. A LAN links together personal computers and other computer peripheral equipment. Belden's multiconductor product line for the computer networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist(R) cables for high speed transmission. It also includes MediaTwist(R) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. Belden's primary channels to the computer networking market include distributors, computer original equipment manufacturers ("OEMs") and systems integrators who design and install multivendor data/voice systems.

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

Broadcast and Entertainment. Belden manufactures a variety of multiconductor cables which distribute audio and video signals for use in broadcast television (including digital television and HDTV), broadcast radio, pre- and post-production facilities, recording studios and public facilities such as arenas and stadiums. Belden's audio/video multiconductor cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. Belden's primary channel to the broadcast and entertainment market is through broadcast specialty distributions and audio systems installers. Belden also sells directly to music OEM's and the major networks including NBC, CBS, ABC and FOX.

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

COAXIAL CABLE

Coaxial cable consists of a central inner conductor surrounded by a concentric outer conductor or shield. A dielectric material separates the two conductors and a jacket covers the overall construction. The inner conductor is usually copper or copper-covered steel, while the outer conductor is usually a metallic tape or a wire braid. Various insulating and jacketing materials are used. The primary applications for Belden's coaxial cable are in audio/video markets such as broadcast, entertainment, security and surveillance and cable television. Belden's coaxial cable is also used in some computer networking, computer equipment and factory floor automation applications. Coaxial cable sales constituted approximately 18%, 19% and 22% of Belden's consolidated revenues in 1998, 1997 and 1996, respectively.

Broadcast and Entertainment. Belden's broadcast coaxial cables are used to distribute audio and video signals for the television, music and other entertainment industries, for the same applications as are described in the multiconductor products section above. Belden primarily markets its broadcast cables through broadcast specialty distributors and audio systems installers. In addition, Belden sells coaxial cables used in connection with wireless communication applications, such as cellular, PCS, PCN and GPS, primarily through distributors. Belden primarily markets its security and surveillance cables through distributors.

Cable Television. Belden manufactures flexible, copper-clad coaxial cable used for the "drop" section of a cable television (CATV) system and Direct Broadcast Satellite (DBS) system. The drop cable section distributes the signal from the "trunk" portion of the CATV system or the satellite dish in a DBS system into the home. Belden has acquired a composite cable capability for a combination of CATV and telephone pair to meet the changing needs of the converging CATV and telecommunication markets. Belden also manufactures a copper base trunk distribution cable widely used throughout Europe meeting local specifications within the region.

The CATV drop cable market includes both new cable installations and the repair and replacement of existing cable. Belden's CATV coaxial cable is sold directly to multiple systems operators (MSO's) who operate CATV systems throughout the world and through CATV and electronic distributors.

Computer Networking, Computer Equipment and Factory Floor Automation. Computer coaxial cable is used in some LAN and factory floor automation applications and is also used to connect computer terminals to mainframes. Belden's channel to this market is primarily through distributors.

FIBER OPTICS

Fiber optic cables transmit light signals through glass or plastic fibers. The principal application of Belden's fiber optic cable is premises and factory floor automation data distribution systems using multimode fiber. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building. Belden's channels to this market include distributors and systems integrators. Belden also manufactures and sells fiber optic single mode cable for applications in CATV and telecommunication markets. These products are used to transmit voice, data, and video signals to a subscriber network within an area serviced either by the local telephone company or a CATV system operator. These sales are primarily made both through direct relationships with the system operators and through multiple distribution channels in the market.

LEAD, HOOK-UP AND OTHER WIRE PRODUCTS

Lead and hook-up wire consists of single conductor wire that is used for electrical leads in motors, internal wiring and test equipment. Belden sells these products primarily to OEMs that manufacture motors, transformers, ballasts and lighting, electronic equipment and coil winders. Belden also markets these products through electrical apparatus parts distributors, wire specialist distributors and electrical wholesalers. In Europe, Belden manufactures enamel coated wire used exclusively in the manufacture of precision deflection coils that are used with computer video screens and television monitors. These products are sold directly to OEMs. Belden also fabricates wire for components used in the production of active and passive electronic components which provide the circuitry connections for electronic data equipment. These products are sold directly to the OEM market. Sales of lead, hook-up and other wire products constituted approximately 14%, 11% and 13% of Belden's consolidated revenues in 1998, 1997 and 1996, respectively.

                 MARKETS AND PRODUCTS FOR CORD PRODUCTS SEGMENT

The Company's Cord Products business segment designs, manufactures and markets cord products for the power cord market, which is part of the electrical market and includes appliances, power tools, floor care products, computers, printers and peripherals, and other power supply requirements. Belden's Cord Products segment meets the demands of this market with various cord products, which generally consist of a two or three-conductor cable with a molded plug on one or both ends and are used to transmit electrical energy to power equipment or electrical devices. Most of Belden's cords are sold directly to OEMs for incorporation into the equipment. Cord products are also marketed through distributors and appliance wholesalers. Cord sales constituted approximately 9%, 9% and 12% of Belden's consolidated revenues in 1998, 1997 and 1996, respectively.

                                    CUSTOMERS

Belden sells through distributors and directly to OEMs and installers of equipment and systems. Sales to several business units of Anixter International Inc. represented approximately 17% of total sales in 1998, 16% in 1997 and 17% in 1996. Product is sold to this customer by both business segments. In general, Belden's customers are not contractually obligated to buy the Belden product line exclusively or for a significant period of time. They could purchase products that compete with Belden's products in lieu of purchasing products from Belden, and the loss of one or more large customers could, at least in the short-term, have an adverse effect on the Company's results of operations. However, the Company believes that its relationships with its customers are satisfactory and that the customers choose Belden products due to, among other reasons, the breadth of Belden's product offering and the quality and performance characteristics of its products.

Apart from this, Belden's ongoing relationship with its distributors raises other potential risks. For example, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales on a short-term basis. Further, certain distributors have been and may in the future be allowed to return inventory at the distributor's original cost, in an amount not to exceed three percent of the prior year's purchases, in exchange for an order of equal or greater value. The Company has recorded a liability for the estimated impact of this return policy.

                            INTERNATIONAL OPERATIONS

Belden's international sales consist primarily of multiconductor and coaxial cable products sold by the Electronics and Electrical business segment, for applications including computer networking, computer equipment, telecommunications, CATV, broadcast, and industrial signal, instrumentation and control. Belden's primary channels to international markets are through distributors and direct sales to end users.

Changes in the relative value of currencies take place from time to time and their effects on the Company's results of operations may be favorable or unfavorable. Belden sometimes engages in foreign currency hedging transactions to mitigate these effects. For more information about Belden's foreign currency exposure management, See "Note 2:
Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 1998 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

As Belden continues to expand internationally, the increased opportunities are accompanied by increased risks arising from economic and political considerations in the countries served. For example, the current economic difficulties in the Asia/Pacific region and South America will likely adversely affect sales in those areas.

Financial information about Belden's geographic areas is shown in "Note 17:
Industry Segments, Major Customers and Geographic Information" of Belden's consolidated financial statements in the 1998 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

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

                            RESEARCH AND DEVELOPMENT

The Company engages in a continuing research and development program, including new and existing product development, testing and analysis; process and equipment development and testing; and compound materials development and testing. For information about the amount spent on research and development, see "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 1998 Annual Report, incorporated by reference in
Item 8 of this Annual Report on Form 10-K.

                             PATENTS AND TRADEMARKS

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden(R) trademark. The Company has the right to use the Belden(R) trademark in connection with all of its current products. The Company, however, granted to Cooper, around the time of the Company's initial public offering, the exclusive royalty-free right to use the Belden(R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete. Other important trademarks used by Belden include DataTwist(R), MediaTwist(R), Flamarrest(R), UnReel(R), Duobond(R), Beldfoil(R), Conformable(R), Pope(R), Alpha(R), FIT(R), XTRA GUARD(R) and New Generation(R). Belden's patents and trademarks are primarily used by the Electronics and Electrical business segment.

                                  RAW MATERIALS

The principal raw material used in many of Belden's products is copper. The Company has a copper hedging policy that attempts to match the period of the futures contract with the estimated time required to reflect the change in copper cost in the sales price of the Company's products. For additional information, see "Note 2: Summary of Significant Accounting Policies" and "Note 14: Commitments" of Belden's consolidated financial statements in the 1998 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include, for the Electronics and Electrical business segment, Teflon(R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum and optical fiber; and for the Cord Products business segment, plastic, rubber, brass terminations, yarn, tape, plywood reels and corrugated cartons. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements, and resells these products under various names, especially Alpha Wire Company.

                                     BACKLOG

The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 1998, the Company's backlog of orders believed to be firm was $48.9 million compared to $67.8 million at December 31, 1997. The Company believes that all such backlog will be filled in 1999.


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

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden has agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Soil and groundwater contamination has been identified, and the groundwater contamination extends to the property line in one direction. Additional investigation as well as soil and groundwater remediation will be necessary. The Company has recorded a liability for the remaining costs.

The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and goundwater contamination were identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation will be necessary. The Company has recorded a liability for the costs.

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

The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs at the facilities and sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.

                                    EMPLOYEES

As of December 31, 1998, the Company had approximately 4,700 full-time employees.

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

Because of patents owned by others and high capital requirements, the Company does not currently manufacture its own optical fibers, but purchases its requirements from others for further manufacturing, and has only been a fiber optic cable supplier in niche, specialty markets since 1976. Fiber optic technology presents a potential substitute for the copper-based products that comprise the vast majority of Belden's sales. Fiber optic cables have not to date significantly penetrated the markets served by Belden due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. At the same time, advances in data transmission equipment and copper cable technologies have increased the relative performance of copper solutions. For example, asynchronous transfer mode (ATM) technology using copper cable may further improve the attractiveness of copper-based solutions. However, a significant decrease in the cost of fiber optic systems relative to the cost of copper-based systems could make such systems superior on a price/performance basis to copper systems. Such a significant relative decrease in the cost of fiber optic systems could have an adverse effect on the Company.

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

The Company does not presently anticipate that the commercialization of video delivery technology -- direct broadcast technology ("DBS") -- will have a material adverse effect on its CATV drop cable business. With DBS, a small satellite dish antenna is placed on the roof of a subscriber's facility. DBS does not require wiring from a central location to each subscriber, as does a CATV system. The Company sells cables that meet the requirements of a DBS system, specifically the cable that connects the DBS satellite dish antenna with a subscriber's home or business television set.

The telecommunications legislation enacted in recent years presents uncertainties and opportunities in the broadcast and CATV area. The Company believes that this legislation and uncertainties regarding telecommunication network architectures resulted in a delay in spending by broadcast and CATV product end users during 1998.

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in "Note 4: Acquisitions" to Belden's consolidated financial statements in the 1998 Annual Report (incorporated by reference in Item 8 of this Annual Report on Form 10-K), the Company completed five acquisitions in 1996, 1997 and 1998. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. In particular, the addition of several large wire and cable companies to the public marketplace in recent years through initial public offerings has increased competition for acquisition candidates.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to Belden's executive officers. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.


                  NAME                             AGE                              POSITION
---------------------------------------------  -------------  ------------------------------------------------------
C. Baker Cunningham                                 57        Chairman of the Board, President, Chief Executive
                                                              Officer and Director

Richard K. Reece                                    43        Vice President, Finance, Treasurer and Chief
                                                              Financial Officer

Peter J. Wickman                                    50        Vice President, Operations


Kevin L. Bloomfield                                 47        Vice President, Secretary and General Counsel

Cathy O. Staples                                    48        Vice President, Human Resources


C. Baker Cunningham has been Chairman of the Board, President, Chief Executive Officer and Director of the Company since 1993. From February 1982 until July 1993, he was an Executive Vice President, Operations of Cooper, a manufacturer of electrical equipment and tools and hardware. Mr. Cunningham has a B.S. degree in civil engineering from Washington University, an M.S. degree in civil engineering from Georgia Tech and an M.B.A. from the Harvard Business School.

Richard K. Reece has been Vice President, Finance, Treasurer and Chief Financial Officer of the Company since August 1, 1993. He was associated with the public accounting firm of Ernst & Young LLP from 1978 until June 1993 and was a partner with that firm since 1989. He has a B.S. degree in accounting from Auburn University and is a Certified Public Accountant.

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

ITEM 2.  PROPERTIES

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:

1.       Used by Belden generally:


                                                                     OWNED
         LOCATION                FACILITY TYPE         SQUARE          OR
                                                        FEET         LEASED

St. Louis, Missouri          Executive Office           7,466       Leased

2. Used by the Electronics and Electrical business segment:


                                                                                             OWNED
           LOCATION                            FACILITY TYPE                   SQUARE         OR
                                                                                FEET        LEASED
-------------------------------- ------------------------------------------ ------------- ------------
Richmond, Indiana                Sales and Administrative Office                  53,575     Owned

Richmond, Indiana                Engineering Center                               70,000     Owned

Richmond, Indiana                Manufacturing - electronics wire & cable        693,372     Owned

Richmond, Indiana                Distribution Center                             145,000     Owned

Monticello, Kentucky             Manufacturing - electronics wire & cable        222,800     Owned

Tompkinsville, Kentucky          Manufacturing - CATV and flat cable             228,800     Owned

Hudson, Massachusetts            Manufacturing - electronics wire & cable (1)    215,000    Leased

Leominster, Massachusetts        Manufacturing - electronics wire & cable         61,200    Leased

Elizabeth, New Jersey            Sales and Administration Office                   7,064     Owned

Elizabeth, New Jersey            Distribution Center                             197,250     Owned

Charlotte, North Carolina        Manufacturing - electronics wire &               96,000    Leased
                                 cable  and fiber optics cable(1)

Fort Mill, South Carolina        Manufacturing - electronics wire & cable        240,000     Owned
                                 and fiber optics cable

Essex Junction, Vermont          Manufacturing - high temperature                 77,400     Owned
                                 electronics wire & cable

Cobourg, Ontario, Canada         Manufacturing - electrical and                  215,000     Owned
                                 electronics wire & cable; Sales and
                                 Administrative Office and Distribution
                                 Center

Tottenham, Victoria, Australia   Manufacturing - electrical and
                                 electronics wire & cable; Sales and             140,000    Leased
                                 Administrative Office and Distribution
                                 Center

Villingen-Schwenningen, Germany  Manufacturing - electrical and                  125,000     Owned
                                 electronics wire & cable; Sales and
                                 Administrative Office and Distribution
                                 Center

Venlo, The Netherlands           Manufacturing - electrical and                  585,000     Owned
                                 electronics wire & cable and fiber
                                 optics cable; Distribution Center; and
                                 Sales and Administrative Office



---------------------
(1) In the process of being shut down, which process should be completed by the end of 1999.

3. Used by the Cord Products business segment:


                                                                                          OWNED
          LOCATION                          FACILITY TYPE                    SQUARE         OR
                                                                              FEET        LEASED
----------------------------- ------------------------------------------- ------------- -----------

Clinton, Arkansas             Manufacturing - electrical cords                 133,000    Owned

Nogales, Arizona              Distribution Center                               27,000    Leased

Carmel, Indiana               Sales and Administrative Office                   11,077    Leased

Franklin, North Carolina      Manufacturing - electrical cords(2)              101,800    Owned

Hermosillo, Mexico            Manufacturing - electrical cords and             119,000    Leased
                              Warehouse


The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

In connection with its public offering in 1993, the Company made an election under Section 338(h)(10) of the Internal Revenue Code, with the effect that the tax basis in the Company's assets was increased to the deemed purchase price of the assets. This election resulted in an increase in the Company's tax basis and available income tax deductions. Pursuant to a Tax Sharing and Separation Agreement (the "Tax Agreement") entered into by the Company and Cooper in connection with the offering, the Company agreed to pay to Cooper the amount of the benefit realized with respect to the increase in its tax basis (retaining 10% of the tax benefit relating to the amortization of capitalized costs of certain intangibles, such as goodwill), as realized on a quarterly basis. Following an audit of the Company's tax years for 1993 through 1995, the IRS issued a deficiency disallowing the increase in the Company's tax basis for intangibles, and the related amortization deductions claimed by the Company. The Company believes this deficiency is contrary to tax law and in January 1999, filed a petition in the United States Tax Court requesting a redetermination. Under the Tax Agreement, Cooper would be responsible for 90% of any amount which is finally determined to be owed by the Company and would be contractually obligated to defend the Company against such matters. While neither the timing nor the amount of the ultimate liability associated with this matter can be determined with certainty, based on information currently available to the Company and the current status of the litigation, the Company presently believes that it is unlikely that the outcome of this matter will have a material adverse effect on the Company.

Apart from the above, the Company is a party to various legal proceedings and administrative actions which are incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

See "Item 1. Business -- Environmental Matters" regarding certain proceedings arising under environmental laws.


-------------
(2) In the process of being shut down, which process should be completed by the end of 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

At March 1, 1999, there were 1,183 record holders of Common Stock of Belden Inc.

The additional information required by Item 5 is incorporated herein by reference to page 54 of the 1998 Annual Report. The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated herein by reference to page 25 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to pages 26 through 34 of the 1998 Annual
Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to pages 33 and 34 of the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference to pages 36 through 53 of the 1998 Annual
Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference to "Matters to Come Before the Meeting," pages 4 through 7 of the Proxy Statement. Information regarding executive officers is set forth in Part I at pages 11-
12 herein under the heading "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to "Compensation of Directors", "Executive Compensation" and "Stock Price Performance Graph", pages 13-20 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to "Stock Ownership of Management and Certain Beneficial Owners," pages 11-12 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to "Other Matters", page 20 of the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS (located on the pages in the 1998 Annual Report shown below).


                                                                                                 PAGE NO.
                                                                                            1998 ANNUAL REPORT

         Report of Independent Auditors............................................................35
         Consolidated Balance Sheets as of December 31, 1998
              and December 31, 1997................................................................36
         Consolidated Income Statements for Each of the Three Years
              in the Period Ended December 31, 1998................................................37
         Consolidated Cash Flow Statements for Each of the Three Years
              in the Period Ended December 31, 1998................................................38
         Consolidated Stockholders' Equity Statements for Each of the
              Three Years in the Period Ended December 31, 1998....................................39
         Notes to Consolidated Financial Statements...............................................40-53


With the exception of the financial statements and other financial data and other information listed above or incorporated by reference under other Items of this Annual Report on Form 10-K, the 1998

Annual Report is not filed as part of this Annual Report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS. The following exhibits are filed herewith or incorporated herein by reference. DOCUMENTS INDICATED BY AN ASTERISK (*) ARE FILED HEREWITH; DOCUMENTS INDICATED BY A DOUBLE ASTERISK IDENTIFY EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 10-Q, Second Quarter, 1994" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, File Number 1-12280, (iv) the "Form 8-K" are to the Belden Inc. Report on Form 8-K, filed with the Commission on April 17, 1995, File Number 1-12280, (v) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (vi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 1 of Form S-8 Registration Statement, filed with the Commission on October 23, 1995, File Number 33-66830,
(vii) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (viii) the "Form 10-Q, Third Quarter, 1996" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, File Number 1-12280, (ix) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (x) the "Form 8-K, January 1997" are to the Belden Inc. Report on Form 8-K, filed with the Commission on January 23, 1997, File Number 1-12280, (xi) the "Form 10-K 1996" are to the Belden Inc. Report on Form 10-K for 1996, File Number 1-12280, (xii) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (xiii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280 and (xiv) the "1999 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-Term Incentive Plan, File Number 333-74923.

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

     3.2       Bylaws of the Company (Exhibit 3.2 to Registration Statement)

     4.1       Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)

     4.2 Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to Form 10-K 1997)

     4.3 Rights Agreement, dated as of July 6, 1995, between Belden Inc. and First Chicago Trust Company of New York, as Rights Agent; ChaseMellon Shareholder Services, L.L.C. has superseded First Chicago Trust Company of New York as Rights Agent (Exhibit 1 to Form 8-A)

     4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance Company; Nationwide Mutual Insurance Company; State Farm Life Insurance Company; Principal Mutual Life Insurance Company; Nippon Life Insurance Company of America; and Berkshire Life Insurance Company (Exhibit 4.4 to Form 10-K 1997)

     4.5 Guaranty of Belden Wire & Cable Company, the form of which is included as Exhibit 1.1-B to the Note Purchase Agreement listed above as Exhibit 4.4 (Exhibit 4.5 to Form 10-K 1997)

     10.1 Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)

     10.2 Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form 10-Q)

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

**   10.6      Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

**   10.7      Change of Control Employment Agreements, dated as of August 16,
               1996, between Belden Inc. and each of C. Baker Cunningham,
               Richard K. Reece, Peter J. Wickman and Kevin L. Bloomfield
               (Exhibit 10.3 to Form 10-Q, Third Quarter, 1996)

**   10.8      Trust Agreement ("Rabbi Trust"), dated January 1, 1998 , between
               Belden Wire & Cable Company and Bankers Trust Company (Exhibit
               10.8 to Form 10-K 1997)

**   10.9      Belden Inc. Long-Term Incentive Plan, as amended (Exhibit 4.6 to
               1999 Form S-8)

**   10.10     Belden Inc. Employee Stock Purchase Plan, as restated as of
               August 4, 1995 (Exhibit 99.1 to Amendment to Form S-8)

**   10.11     Belden Wire & Cable Company Supplemental Excess Defined Benefit
               Plan (Exhibit 10.11 to Registration Statement)

**   10.12     Belden Wire & Cable Company Supplemental Excess Defined
               Contribution Plan (Exhibit 10.15 to Registration Statement)

**   10.13     Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993 (Exhibit 10.10 to Form 10-Q)

**   10.14     Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, Bernard G. Rethore and John R.
               DallePezze dated November 14, 1995, February 27, 1997 and May 1,
               1997, respectively (Exhibit 10.15 to Form 10-K 1997)


**   10.15     Change of Control Employment Agreement, dated as of August 16,
               1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.1 to
               Form 10-Q, First Quarter, 1998)


**   10.16     Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to
               Form 10-Q, First Quarter, 1998)

     10.17 Credit Agreement, dated as of November 18, 1996, among Belden Wire & Cable Company, Bank of America National Trust and Savings Association, Royal Bank of

               Canada, Wachovia Bank of Georgia, N.A., ING Bank Nederland, The Northern Trust Company and Commerzbank Aktiengesellschaft, Grand Cayman Branch (Exhibit 10.14 to 10-K 1996)

     10.18 Guaranty of Belden Inc., the form of which is included as Exhibit D to the Credit Agreement listed above as Exhibit 10.16 (Exhibit
               10.15 to 10-K 1996)

*    13.1      Belden Inc. 1998 Annual Report to Shareholders (to the extent incorporated herein by reference)

*    21.1      List of Subsidiaries of Belden Inc.

*    23.1      Consent of Ernst & Young LLP

*    24.1      Powers of Attorney from Members of the Board of Directors of
               Belden Inc.

*    27.1      Financial Data Schedule

*    99.1      Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1999

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Belden Inc., Attention:  Secretary
                           7701 Forsyth Boulevard, Suite 800
                           St. Louis, Missouri 63105

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BELDEN INC.

                                        By:  /s/ C. BAKER CUNNINGHAM
                                           --------------------------
                                           C. Baker Cunningham
                                           Chairman of the Board, President,
Date:  March 25, 1999                      Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. BAKER CUNNINGHAM       President, Chairman of the Board                       March 25, 1999
---------------------------   Chief Executive Officer and Director
C. Baker Cunningham

/s/ RICHARD K. REECE          Vice President, Finance, Treasurer                     March 25, 1999
--------------------------    and Chief Financial Officer
Richard K. Reece              (Mr. Reece also is the Company's
                              Chief Accounting Officer)

/s/  LORNE D. BAIN*           Director                                               March 25, 1999
--------------------------
Lorne D. Bain


/s/  JOSEPH R. COPPOLA*       Director                                               March 25, 1999
--------------------------
Joseph R. Coppola

/s/  ALAN E. RIEDEL*          Director                                               March 25, 1999
--------------------------
Alan E. Riedel

/s/  BERNARD G. RETHORE*      Director                                               March 25, 1999
--------------------------
Bernard G. Rethore

/s/  JOHN R. DALLEPEZZE*      Director                                               March 25, 1999
--------------------------
John R. DallePezze

/s/ C. BAKER CUNNINGHAM
-----------------------------------------
*By C. Baker Cunningham, Attorney-in-fact


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

     3.2       Bylaws of the Company (Exhibit 3.2 to Registration Statement)

     4.1       Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)

     4.2 Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to Form 10-K 1997)

     4.3 Rights Agreement, dated as of July 6, 1995, between Belden Inc. and First Chicago Trust Company of New York, as Rights Agent; ChaseMellon Shareholder Services, L.L.C. has superseded First Chicago Trust Company of New York as Rights Agent (Exhibit 1 to Form 8-A)

     4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance Company; Nationwide Mutual Insurance Company; State Farm Life Insurance Company; Principal Mutual Life Insurance Company; Nippon Life Insurance Company of America; and Berkshire Life Insurance Company (Exhibit 4.4 to Form 10-K 1997)

     4.5 Guaranty of Belden Wire & Cable Company, the form of which is included as Exhibit 1.1-B to the Note Purchase Agreement listed above as Exhibit 4.4 (Exhibit 4.5 to Form 10-K 1997)

     10.1 Asset Transfer Agreement by and between Cooper Industries, Inc. and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)

     10.2 Canadian Asset Transfer Agreement by and between Cooper Industries (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form 10-Q)

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

**   10.6      Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

**   10.7      Change of Control Employment Agreements, dated as of August 16,
               1996, between Belden Inc. and each of C. Baker Cunningham,
               Richard K. Reece, Peter J. Wickman and Kevin L. Bloomfield
               (Exhibit 10.3 to Form 10-Q, Third Quarter, 1996)

**   10.8      Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
               Belden Wire & Cable Company and Bankers Trust Company (Exhibit
               10.8 to Form 10-K 1997)

**   10.9      Belden Inc. Long-Term Incentive Plan, as amended (Exhibit 4.6 to
               1999 Form S-8)

**   10.10     Belden Inc. Employee Stock Purchase Plan, as restated as of
               August 4, 1995 (Exhibit 99.1 to Amendment to Form S-8)

**   10.11     Belden Wire & Cable Company Supplemental Excess Defined Benefit
               Plan (Exhibit 10.11 to Registration Statement)

**   10.12     Belden Wire & Cable Company Supplemental Excess Defined
               Contribution Plan (Exhibit 10.15 to Registration Statement)

**   10.13     Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993 (Exhibit 10.10 to Form 10-Q)

**   10.14     Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, Bernard G. Rethore and John R.
               DallePezze dated November 14, 1995, February 27, 1997 and May 1,
               1997, respectively (Exhibit 10.15 to Form 10-K 1997)

**   10.15     Change of Control Employment Agreement, dated as of August 16,
               1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.1 to
               Form 10-Q, First Quarter, 1998)

**   10.16     Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to
               Form 10-Q, First Quarter, 1998)

     10.17 Credit Agreement, dated as of November 18, 1996, among Belden Wire & Cable Company, Bank of America National Trust and Savings Association, Royal Bank of Canada, Wachovia Bank of Georgia, N.A., ING Bank Nederland, The Northern Trust Company and Commerzbank Aktiengesellschaft, Grand Cayman Branch (Exhibit
               10.14 to 10-K 1996)

     10.18 Guaranty of Belden Inc., the form of which is included as Exhibit D to the Credit Agreement listed above as Exhibit 10.16 (Exhibit
               10.15 to 10-K 1996)

*    13.1      Belden Inc. 1998 Annual Report to Shareholders (to the extent incorporated herein by reference)

*    21.1      List of Subsidiaries of Belden Inc.

*    23.1      Consent of Ernst & Young LLP

*    24.1      Powers of Attorney from Members of the Board of Directors of
               Belden Inc.

*    27.1      Financial Data Schedule

*    99.1      Proxy Statement for the Annual Meeting of Stockholders to be
               held on May 6, 1999

*Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.