Form 10-Q
period 1999-03-31
BELDEN INC
filed 1999-05-12
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Yes   X     No
             -----     -----

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 25, 1999: 24,354,661 shares

================================================================================

Exhibit Index on Page 15                                            Page 1 of 16

                         PART I - FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31,      December 31,
                                                              1999           1998
--------------------------------------------------------------------------------------
                                                           (Unaudited)
                                                                 (in thousands)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                $     786    $   3,291
    Receivables                                                100,369       95,643
    Inventories                                                 83,548       89,633
    Deferred income taxes                                        6,918        6,422
    Net assets of discontinued operations                       26,912       24,029
    Other                                                        3,051        3,211
-----------------------------------------------------------------------------------
         Total current assets                                  221,584      222,229
Property, plant and equipment, less
     accumulated depreciation                                  181,869      183,745
Intangibles, less accumulated amortization                      85,756       87,698
Other assets                                                       616          629
-----------------------------------------------------------------------------------
                                                             $ 489,825    $ 494,301
===================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                 $  65,845    $  64,452
    Income taxes payable                                         4,828        3,177
-----------------------------------------------------------------------------------
        Total current liabilities                               70,673       67,629
Long-term debt                                                 157,457      162,850
Postretirement benefits other than pensions                     14,394       14,747
Deferred income taxes                                           13,668       14,159
Other long-term liabilities                                     15,359       15,249
Stockholders' equity:
    Preferred stock                                               --           --
    Common stock                                                   262          262
    Additional paid-in capital                                  48,140       48,482
    Retained earnings                                          218,558      218,605
    Treasury stock, at cost                                    (38,010)     (38,823)
    Accumulated other comprehensive income (loss)              (10,676)      (8,859)
-----------------------------------------------------------------------------------
        Total stockholders' equity                             218,274      219,667
-----------------------------------------------------------------------------------
                                                             $ 489,825    $ 494,301
===================================================================================

See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                     -----------------------------------
                                                          1999              1998
----------------------------------------------------------------------------------------
                                                 (in thousands, except per share data)
Revenues                                                $ 159,629        $ 173,615
Cost of sales                                             124,825          126,500
----------------------------------------------------------------------------------------
    Gross profit                                           34,804           47,115
Selling, general and administrative expenses               22,382           20,409
Amortization of goodwill                                      494              423
----------------------------------------------------------------------------------------
    Operating earnings                                     11,928           26,283
Interest expense                                            1,919            1,625
----------------------------------------------------------------------------------------
    Income from continuing operations before tax           10,009           24,658
Income taxes                                                3,778            9,555
----------------------------------------------------------------------------------------
    Income from continuing operations                       6,231           15,103

Income/(loss) from discontinued business net of
     tax of $54 in 1999 and $231 in 1998                       89              365

Estimated loss on disposal of discontinued business
    net of tax benefit of $3,123                           (5,150)               0
----------------------------------------------------------------------------------------
        Net income                                      $   1,170        $  15,468
========================================================================================
Basic earnings per share from continuing operations     $     .26        $     .58
Basic earnings per share                                $     .05        $     .59
========================================================================================
Diluted earnings per share from continuing operations   $     .26        $     .57
Diluted earnings per share                              $     .05        $     .59
========================================================================================

See accompanying notes

                              CONSOLIDATED CASH FLOW STATEMENTS
                                         (Unaudited)

                                                                                  Three Months Ended
                                                                                     March 31,
                                                                          ------------------------------
                                                                                   1999        1998
--------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Cash flows from operating activities:
    Income from continuing operations                                            $  6,231    $ 15,103
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation                                                                4,934       3,907
        Amortization                                                                1,267         936
        Deferred income taxes                                                        (988)         86
        Changes in operating assets and liabilities(*):
             Receivables                                                           (6,994)     (2,208)
             Inventories                                                            4,141         (96)
             Accounts payable and accrued liabilities                              (5,304)     (1,616)
             Income taxes payable                                                   5,254       8,483
             Other assets and liabilities, net                                     (1,768)     (5,560)
--------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                         6,773      19,035
Cash flows from investing activities:
    Capital expenditures                                                           (5,122)     (8,436)
    Cash paid for acquired businesses                                                --       (14,948)
--------------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                            (5,122)    (23,384)
Cash flows from financing activities:
    Net borrowings/(paydown) under long-term credit facility and
             credit agreements                                                       (855)     16,680
    Exercise of stock options                                                         471         441
    Cash dividends paid                                                            (1,217)     (1,308)
--------------------------------------------------------------------------------------------------------
                  Net cash provided by (used for) financing activities             (1,601)     15,813
Cash flows from discontinued operations:
    Income (loss) from discontinued operations                                     (5,061)        365
    Adjustments to reconcile income(loss) from discontinued
             operations to net cash provided by (used for)
             discontinued operations:
       Depreciation and amortization                                                  695         591
       Loss on disposal and other non cash charges                                  8,273        --
       Changes in operating assets and liabilities of discontinued
             operations                                                            (6,115)     (6,477)
       Capital expenditures                                                          (416)       (354)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used for) discontinued operations                            (2,624)     (5,875)
Effect of exchange rate changes on cash and cash equivalents                           69          27
--------------------------------------------------------------------------------------------------------
Increase (Decrease) in cash and cash equivalents                                   (2,505)      5,616
Cash and cash equivalents, beginning of period                                      3,291         916
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                         $    786    $  6,532
========================================================================================================

See accompanying notes.

(*)Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                                         Accumulated
                                             Common Stock                           Treasury Stock          Other
                                            --------------   Paid-In    Retained    ---------------      Comprehensive
(in thousands)                              Shares  Amount   Capital    Earnings    Shares   Amount      Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                26,180   $262    $49,370    $189,163     (38) $  (1,241)       $(8,600)      $228,954

Net Income                                                                15,468                                           15,468

Foreign currency translation adjustments                                                                    (1,434)       (1,434)
                                                                                                                         --------

        Comprehensive income (loss)                                                                                        14,034

Issuance of common stock for:
   Stock Options                                                (464)                 28        905                           441

Cash dividends $(.05 per share)                                           (1,308)                                          (1,308)

------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                   26,180   $262    $48,906    $203,323     (10) $    (336)      $(10,034)      $242,121
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                26,204   $262    $48,482    $218,605  (1,875) $ (38,823)      $ (8,859)      $219,667

Net Income                                                                 1,170                                            1,170

Foreign currency translation adjustments                                                                    (1,817)        (1,817)
                                                                                                                         --------

        Comprehensive income (loss)                                                                                          (647)

Issuance of common stock for:
    Stock Options                                               (342)                 26        813                           471

Cash dividends ($.05 per share)                                           (1,217)                                          (1,217)

------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                   26,204   $262    $48,140    $218,558  (1,849) $ (38,010)      $(10,676)      $218,274
====================================================================================================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 1998 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first three months of 1999 and 1998 amounted to $446,000 and $1,400,000 respectively.

Total interest paid, net of amounts capitalized, during the first three months of 1999 and 1998 amounted to $3,450,000 and $2,897,000, respectively.


NOTE 3:  INVENTORIES

                                              MARCH 31,   December 31,
                                                1999         1998
---------------------------------------------------------------------
                                                   (in thousands)
Raw materials                                 $  18,431    $  20,062
Work-in-process                                  12,829       12,714
Finished goods                                   59,888       63,353
Perishable tooling and supplies                   4,029        4,226
---------------------------------------------------------------------
    Total                                        95,177      100,355
Allowances (primarily LIFO reserves)             (7,588)      (7,400)
Other                                            (4,041)      (3,322)
---------------------------------------------------------------------
    Net inventories                           $  83,548    $  89,633
=====================================================================


NOTE 4:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                                   1999      1998
----------------------------------------------------------------------------------------------------------
Numerator:                                                           (in thousands, except per share data)
     Income from continuing operations                                            $ 6,231   $15,103
     Net Income                                                                   $ 1,170   $15,468
==========================================================================================================
Denominator:
     Denominator for basic earnings per share - weighted
        average shares                                                             24,342    26,155
Effect of dilutive employee stock options                                              48       221
----------------------------------------------------------------------------------------------------------
     Denominator for dilutive earnings per share - adjusted
        weighted average shares                                                    24,390    26,376
==========================================================================================================
Basic earnings per share from continuing operations                               $   .26   $   .58
Basic earnings per share                                                          $   .05   $   .59
==========================================================================================================
Diluted earnings per share from continuing operations                             $   .26   $   .57
Diluted earnings per share                                                        $   .05   $   .59
==========================================================================================================

On May 6, 1999 the Company declared a quarterly cash dividend of $.05 per share payable on July 2, 1999.

NOTE 5:  DISCONTINUED OPERATIONS

During the first quarter of 1999, the Company enacted a plan to dispose of the Cord Products operation. The business was sold on May 7, 1999. Accordingly, the operating results of the Cord Products segment, including provisions for estimated losses on the sale of $5.2 million, have been segregated from continuing operations and reported separately in the consolidated income statement and the net assets to be sold have been classified within the current assets section of the balance sheet as "Net assets of discontinued operations".

Summarized financial information for the discontinued operations are as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999      1998
--------------------------------------------------------------------------------
                                                              (in thousands)
Revenues                                                     $15,260   $16,819
Income before tax                                            $   143   $   596
Income from discontinued operations, net
      of income taxes                                        $    89   $   365


Included in income before tax is an allocation of interest expense based on the level of identifiable assets of the segment to total identifiable assets. These allocated costs were $181 in the first quarter of 1999 and $135 in the first quarter of 1998.

Included in net assets of discontinued operations is primarily inventory, accounts receivable, machinery and equipment, trade payables and certain accrued liabilities.

NOTE 6: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's continuing operations are conducted within one business segment; which designs, manufactures and markets wire and cable for the electronics and electrical markets.

The Electronics and Electrical segment includes products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors.

Geographic information


                                          Three Months Ended March 31,
                             ---------------------------------------------------
                                    1999                          1998
--------------------------------------------------------------------------------
                                         PERCENT OF                  Percent of
COUNTRY & REGION             REVENUES      REVENUE        Revenues     Revenue
--------------------------------------------------------------------------------
                                           (in thousands)
US & Canada                   $107,515         67%        $127,123         73%
Europe                          34,514         22%          31,461         18%
Asia/Pacific                    11,691          7%           8,211          5%
Latin America                    4,494          3%           5,310          3%
Other                            1,415          1%           1,510          1%
--------------------------------------------------------------------------------

Total                         $159,629        100%        $173,615        100%
--------------------------------------------------------------------------------



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

All amounts below have been presented excluding the discontinued operations described in footnote 5 to the financial statements.

Revenues
Revenues from continuing operations for the three months ended March 31, 1999 were $159.6 million compared with $173.6 million in the same period last year. Price declines due to the pass-through of cheaper copper, reduced revenues in the three months ended March 31, 1999 compared with 1998 by approximately $3.3 million. Included in the first quarter of 1999 is approximately $14.5 million of additional revenues compared to the first quarter of 1998 related to the acquisitions of Olex Communications Cable (Olex), completed February 28, 1998 and ABB Elektro-Isolierwerke GmbH

(EIW), completed November 30, 1998. The following table shows the components of the change in the Company's revenues for the first three months of 1999 compared with 1998 in each of the Company's four served markets.


                                           % Increase (Decrease)
                    % of Total               in 1999 Revenues
                     Revenues               Compared with 1998
                     --------              ---------------------
Computer                46%                        (7)%
Audio/video             21                        (12)
Industrial              22                          -
Electrical              11                        (18)


Computer market revenues declined 7% in the first quarter of 1999 from the first quarter of 1998. Within the computer market, networking and telecommunication revenues were down 19%. This reduction is due to several factors. First, certain major distributors reduced inventory levels dampening the Company's sales. Second, pricing levels for most networking products, in the first quarter of 1999 were lower than prior year primarily due to increased competition. This deterioration in pricing began in mid-1998 and continues. Third, copper costs are down approximately 17% in the first quarter of 1999 from the first quarter of 1998 and contribute further to the negative pricing environment for the Company's products. Sales of the Company's computer interconnection products, which link personal computers to discrete peripheral devices and mainframes to terminals, were up 19% compared to the first three months of 1998 due to the addition of EIW, acquired in the fourth quarter of 1998. Without the addition of EIW, computer interconnect market revenues would be down 14%. This decline is due to: (1) declining prices principally due to the pass-through of cheaper copper costs; (2) inventory reductions at distributors; (3) lost share as assembly and wire harness manufacturers (who purchase interconnect products) move off shore; and (4) displacement of certain network products as companies convert from mainframe to distributive process systems.

The revenue decline in the audio/video market was primarily due to soft demand for cable television (CATV) in Europe. This soft demand not only affected volume growth, but also negatively impacted selling prices. The Company's demand for CATV drop cable in the United States has improved in the first quarter of 1999, up 3%, from the first quarter of 1998 and pricing appears to have stabilized. Broadcast revenues were down 14% in the first quarter of 1999 from the first quarter of 1998 due primarily to the impact of lower copper costs on TV monitor deflection coils manufactured in Europe. In addition, slow spending by broadcasters on digital format changes continue to keep the market for professional broadcast cable products soft. However, the Company believes its offering of audio/video products is well positioned to take advantage of the conversion efforts when they take hold.

Industrial market revenues were flat in the first three months of 1999 over 1998. Unit growth in terms of footage is up from the first quarter of 1998 however, lower copper costs have depressed the pricing environment. The increase in footage is partially due to increased shipments in anticipation of announced price increases. The industrial market remains under pressure from lower commodity prices and weak capital spending, especially in the export markets.

Electrical market revenues declined 18% in the first three months of 1999 compared with 1998. The decline is primarily due to lower prices and economic slowdowns in certain of our served markets, primarily Europe.

U.S. revenues, which represented approximately 60% of total revenues in the first three months of 1999, decreased 17% from 1998 due primarily to the lower computer networking pricing and reduction of distributor inventories from the extraordinarily high levels in the prior year. European revenues increased 10% in the first three months of 1999 compared with 1998 due to the addition of EIW. Without the addition of EIW, sales in Europe would be down 22%. Canadian revenues increased 5% in the first three months of 1999 compared with 1998 due primarily to stronger demand for the Company's industrial products. European and Canadian revenues represented 22% and 7% of total revenues, respectively, for the first three months of 1999. Sales to the Asia/Pacific region, which represented 7% of the first three months of 1999 total revenues increased 42% in the first three months of 1999 compared with 1998, due to the additional revenues contributed from the February 28, 1998, acquisition of Olex. Without the contribution of Olex, revenues would be down 14%. Sales into export markets, primarily Latin America, were down 13% due to economic weakness in those regions.


Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the first three months of 1999 compared with the same period in 1998.


                                            Three Months Ended
                                                 March 31,                % Increase(Decrease)
                                     ----------------------------------      1999 Compared
                                          1999                1998             With 1998
----------------------------------------------------------------------------------------------
                                     (in thousands, except % data)
Gross profit                            $ 34,804               $47,115         (26.1)%
    As a % of revenue                      21.8%                 27.1%

Operating earnings                      $ 11,928               $26,283         (54.6)%
    As a % of revenue                       7.5%                 15.1%

Income before income taxes              $ 10,009               $24,658         (59.4)%
    As a % of revenue                       6.3 %                14.2%

Income from continuing operations        $ 6,231               $15,103         (58.7)%
    As a % of revenue                       3.9%                  8.7%


The decrease in the gross profit amount was due to lower revenues and the impact of lower average prices in excess of the pass-through of lower copper costs. In addition, the Company incurred additional overhead costs in the first quarter of 1999 versus 1998 as we transferred production from two higher cost facilities into a new lower cost facility in Lancaster County, SC. The decrease in gross profit as a percent of revenues in 1999 was primarily attributable to the duplication of overhead and the inclusion of the currently less profitable businesses acquired in 1998, Olex in February 1998 and EIW in November 1998. These decreases are partially offset by cost saving programs put into effect in the fourth quarter of 1998 including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new lower cost facility. The impact of these items, when fully realized in future quarters are expected to favorably impact gross profit.

Operating earnings and operating income as a percent of revenue decreased during the first three months of 1999 compared to the first three months of 1998 due to lower gross profit. In addition, the acquisitions of Olex and EIW in 1998 as well as a full quarter of depreciation related to computer system conversions completed earlier in 1998 led to an increase in selling, general and administrative costs.

Income before income taxes decreased due to lower operating earnings and the increase in interest costs, which was related to higher average debt levels partially offset by lower effective interest rates. Debt levels are higher primarily due to the acquisition of Olex late in the first quarter of 1998, the 1998 stock buyback program under which 1.9 million shares have been repurchased as well as the acquisition of EIW in the fourth quarter of 1998. Average debt during the first three months of 1999 and 1998 was $170 million and $134 million, respectively. The Company's average daily interest rate for the first three months of 1999 was 5.5% compared to 6.3% for the same period in 1998.

The Company's effective tax rate was 37.8% and 38.8%, for the three months ended March 31, 1999 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $200 million Credit Agreement with a group of six banks. The Credit Agreement is unsecured and expires in November 2001. At March 31, 1999, the Company had $117 million available under the Credit Agreement. In addition, as of March 31, 1999, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $91 million at prevailing interest rates. At March 31, 1999, the Company had $28 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at March 31, 1999 that will mature in 2009.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends, and anticipated capital expenditures.

Working Capital
During the first three months of 1999, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations and dispositions) used cash of $6 million. The change in operating working capital was primarily due to higher receivables and a decrease in accounts payables and accrued liabilities partially offset by a decrease in inventory levels.

Capital Expenditures
For the first three months in 1999, the Company had capital expenditures of $5.1 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $25 million during 1999 on these and similar projects.

Restructuring Activities
In the third and fourth quarters of 1998, the Company took a nonrecurring charge totaling $2.9 million ($1.8 million after tax) for salary continuation, extended medical coverage and other miscellaneous employee benefits related to a reduction of 35 salaried employees in the Electronic and Electrical segment. All employees were terminated prior to December 31, 1998. At March 31, 1999, $1.5 million remained to be paid related to this charge.


YEAR 2000 READINESS
The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

Primary Business Operating Systems
The Company completed the implementation of an integrated business information system at several operating units representing approximately 97% of 1998 revenues. The primary purpose was to replace numerous old mainframe legacy systems with an integrated enterprise-wide business system in an effort to streamline business processes, reduce programming and maintenance efforts, and improve efficiencies throughout the organization. The Company incurred a total capitalized cost of approximately $19 million relating to implementing the new system which will be amortized into earnings over five years. Although implementing this new system was unrelated to specific concerns over the Year 2000 issue, a benefit of this initiative is that the resulting system is Year 2000 compliant.

Certain operating units, primarily those acquired by the Company in 1998, have not completed enterprise-wide system solutions and are incurring costs to deal specifically with the Year 2000 issue. These units represented approximately 3% of 1998 revenues. The Company expects to incur less than $500,000 in the remainder of 1999 related to completing the Year 2000 projects at those operating units.

Manufacturing and Other Systems
The Company is now in the process of inventorying, assessing, renovating and testing as it relates to manufacturing systems, and other supplemental information systems and applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. The Company has completed substantially all of the inventory and assessment phases of its plan, and is in the process of completing the renovation and testing phase. Critical manufacturing systems include plant accounting and reporting, planning, and process controls. Plant accounting and reporting as well as planning were addressed as part of the integrated enterprise-wide business system and are therefore largely compliant. Process control units have been replaced over the last three years with Year 2000 compliant units in the normal course of equipment upgrades. Noncompliant units represent less than 10% of the units in production and are being replaced throughout 1999 as part of the normal equipment upgrades or have been determined not to pose a risk to the manufacturing process.

Third Party Readiness
The Company has initiated formal discussions with its key suppliers, customers and financial institutions to determine the extent to which the Company is vulnerable to third parties' failure to correct their own Year 2000 issues. Contingency plans will be developed on a case-by-case basis for suppliers, customers, or service providers where a problem is identified that cannot be remedied in time. For virtually all products and services the Company has multiple suppliers. The Company also has a diverse customer base with only one customer representing more than 10% of revenue.

Due in part to the reliance placed on customers, suppliers and financial institutions, and their own susceptibility to Year 2000 issues, there can be no assurances that the Company will not be exposed to significant unfavorable operating results related to Year 2000 issues.

Conclusion
The total cost of compliance and its effect on the Company's future results of operations are not expected to be significant due to the recent implementation of the integrated business information system. The expected completion date of projects currently in process is the end of the third quarter of 1999, which is prior to any anticipated impact on the Company's operations. Contingency plans will be reevaluated on an ongoing basis.

FORWARD-LOOKING STATEMENTS
The statements set forth in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The economic downturn being experienced in the Asia/Pacific and Latin American regions and its negative impact on revenues and earnings; heightened competition from domestic and foreign competition, including new entrants; the success in identifying, acquiring and integrating acquisitions; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost saving initiatives and programs and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to the contrary.

                           PART II - OTHER INFORMATION







ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 27.1:  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BELDEN INC.



Date: May 11, 1999                   By: /s/ C. Baker Cunningham
                                         ---------------------------------------
                                         C. Baker Cunningham
                                         Chairman of the Board, President
                                         and Chief Executive Officer





Date: May 11, 1999                   By: /s/ Richard K. Reece
                                         ---------------------------------------
                                         Richard K. Reece
                                         Vice President, Finance,
                                         Treasurer and Chief Financial Officer