Form 10-Q
period 1999-06-30
BELDEN INC
filed 1999-08-13
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                 Yes______X________    No________________

                 Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 22, 1999: 24,357,861 shares

===============================================================================

Exhibit Index on Page 20                                            Page 1 of 21

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,         December 31,
                                                                                       1999               1998
                                                                                    -----------       ------------
                                                                                    (Unaudited)
                                                                                          (in thousands)
                                                ASSETS

Current assets:
    Cash and cash equivalents                                                        $   1,678         $   3,291

    Receivables                                                                        119,285            95,643
    Inventories                                                                        111,936            89,633
    Deferred income taxes                                                               16,899             6,422
    Net assets of discontinued operations                                                  507            24,029
    Other                                                                                3,392             3,211
                                                                                     ---------         ---------
         Total current assets                                                          253,697           222,229
Property, plant and equipment, less
     accumulated depreciation                                                          338,435           183,745
Intangibles, less accumulated amortization                                              86,818            87,698
Other assets                                                                             4,766               629
                                                                                     ---------         ---------
                                                                                     $ 683,716         $ 494,301
                                                                                     =========         =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                         $  98,450         $  64,452
    Income taxes payable                                                                 1,783             3,177
                                                                                     ---------         ---------
        Total current liabilities                                                      100,233            67,629
Long-term debt                                                                         294,615           162,850
Postretirement benefits other than pensions                                             14,073            14,747
Deferred income taxes                                                                   33,107            14,159
Other long-term liabilities                                                             15,786            15,249
Stockholders' equity:
    Preferred stock                                                                       --                --
    Common stock                                                                           262               262
    Additional paid-in capital                                                          48,137            48,482
    Retained earnings                                                                  226,573           218,605
    Treasury stock, at cost                                                            (37,911)          (38,823)
    Accumulated other comprehensive income (loss)                                      (11,159)           (8,859)
                                                                                     ---------         ---------
        Total stockholders' equity                                                     225,902           219,667
                                                                                     ---------         ---------
                                                                                     $ 683,716         $ 494,301
                                                                                     =========         =========

See accompanying notes

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                     -----------------------       ------------------------
                                                                       1999          1998            1999            1998
                                                                     --------      ---------       ---------       --------
                                                                               (in thousands, except per share data)

Revenues                                                             $166,220      $ 180,797       $ 325,849       $354,412
Cost of sales                                                         126,418        131,298         251,243        257,798
                                                                     --------      ---------       ---------       --------
    Gross profit                                                       39,802         49,499          74,606         96,614
Selling, general and administrative expenses                           22,560         22,343          44,942         42,752
Amortization of goodwill                                                  496            462             990            885
                                                                     --------      ---------       ---------       --------
    Operating earnings                                                 16,746         26,694          28,674         52,977
Interest expense                                                        1,913          1,857           3,832          3,482
                                                                     --------      ---------       ---------       --------
    Income from continuing operations before tax                       14,833         24,837          24,842         49,495
Income taxes                                                            5,599          9,624           9,377         19,179
                                                                     --------      ---------       ---------       --------
    Income from continuing operations                                   9,234         15,213          15,465         30,316

Income (loss) from discontinued business net of
tax of $54 and $195 for the six month periods
ended June 30, 1999 and 1998, respectively and tax
benefit of $36 for the three month period ended
June 30, 1998                                                            --              (58)             89            306

Estimated loss on disposal of discontinued business
    net of tax benefit of $3,123                                         --             --            (5,150)             0
                                                                     --------      ---------       ---------       --------
        Net income                                                   $  9,234      $  15,155       $  10,404       $ 30,622
                                                                     ========      =========       =========       ========
Basic earnings per share from continuing operations                  $    .38      $     .58       $     .64       $   1.16
Basic earnings per share                                             $    .38      $     .58       $     .43       $   1.17
                                                                     ========      =========       =========       ========
Diluted earnings per share from continuing operations                $    .38      $     .58       $     .63       $   1.15
Diluted earnings per share                                           $    .38      $     .58       $     .43       $   1.16
                                                                     ========      =========       =========       ========

See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     1999             1998
                                                                                  ---------         --------
                                                                                        (in thousands)
Cash flows from operating activities:
    Income from continuing operations                                             $  15,465         $ 30,316
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation                                                                 10,204            8,133
        Amortization                                                                  2,586            2,069
        Deferred income taxes                                                        (2,266)           4,441
        Changes in operating assets and liabilities(*):
             Receivables                                                             (3,031)          (1,946)
             Inventories                                                              7,176            1,489
            Accounts payable and accrued liabilities                                  2,691          (14,126)
             Income taxes payable                                                      (433)            (754)
             Other assets and liabilities, net                                         (870)           3,342
                                                                                  ---------         --------
                  Net cash provided by operating activities                          31,522           32,964
Cash flows from investing activities:
    Capital expenditures                                                             (9,685)         (15,815)
    Cash paid for acquired businesses                                              (180,956)         (16,179)
    Proceeds from sale of Cord Products Division                                     25,000             --
    Proceeds from disposal of property                                                  922             --
                                                                                  ---------         --------
                 Net cash used for investing activities                            (164,719)         (31,994)
Cash flows from financing activities:
    Net borrowings under long-term credit facility and
             credit agreements                                                        9,781           12,303
    Proceeds from bridge loan to be refinanced                                      125,000             --
    Purchase of  treasury stock                                                        --            (11,337)
    Exercise of stock options                                                           567            1,398
    Cash dividends paid                                                              (2,436)          (2,616)
                                                                                  ---------         --------
                  Net cash provided by (used for) financing activities              132,912             (252)
Cash flows from discontinued operations:
    Income (loss) from discontinued operations                                       (5,061)             306
    Adjustments to reconcile income(loss) from discontinued
               operations to net cash provided by (used for)
               discontinued operations:
       Depreciation and amortization                                                    695            1,376
       Loss on disposal and other non cash charges                                    8,273             --
       Changes in operating assets and liabilities of discontinued
               operations                                                            (4,823)          (2,159)
       Capital expenditures                                                            (416)            (602)
                                                                                  ---------         --------
Net cash used for discontinued operations                                            (1,332)          (1,079)
Effect of exchange rate changes on cash and cash equivalents                              4              (16)
                                                                                  ---------         --------
Decrease in cash and cash equivalents                                                (1,613)            (377)
Cash and cash equivalents, beginning of period                                        3,291              916
                                                                                  ---------         --------
Cash and cash equivalents, end of period                                          $   1,678         $    539
                                                                                  =========         ========

See accompanying notes
(*)Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)




                                                                                                       Accumulated
                                       Common Stock                                Treasury Stock         Other
                                    ------------------   Paid-In     Retained  ---------------------- Comprehensive
(in thousands)                      Shares    Amount     Capital     Earnings    Shares     Amount    Income (Loss)     Total
                                   -------- ---------- ----------- ----------- --------- ------------ -------------  -----------

Balance at December 31, 1997         26,180       $262     $49,370    $189,163       (38)     ($1,241)       ($8,600)   $228,954

Net Income                                                              30,622                                            30,622

Foreign currency translation
   adjustments                                                                                                (1,876)     (1,876)
                                                                                                                      ----------

        Comprehensive income                                                                                              28,746

Issuance of common stock for:
   Stock Options                         24                   (617)                   60        2,015                      1,398

Purchase of treasury stock                                                          (360)     (11,337)                   (11,337)

Cash dividends ($.05 per share)                                         (2,616)                                           (2,616)

                                    -------  ---------  ----------  ----------  --------  -----------  -------------  ----------
Balance at June 30, 1998             26,204       $262     $48,753    $217,169      (338)    ($10,563)      ($10,476)   $245,145
                                    =======  =========  ==========  ==========  ========  ===========  =============  ==========


Balance at December 31, 1998         26,204       $262     $48,482    $218,605    (1,875)    ($38,823)       ($8,859)   $219,667

Net Income                                                              10,404                                            10,404

Foreign currency translation
     adjustments                                                                                              (2,300)     (2,300)
                                                                                                                      ----------

        Comprehensive income                                                                                               8,104

Issuance of common stock for:
    Stock Options                                             (345)                   29          912                        567

Cash dividends ($.05 per share)                                         (2,436)                                           (2,436)

                                    -------  ---------  ----------  ----------  --------  -----------  -------------  ----------
Balance at June 30, 1999             26,204       $262     $48,137    $226,573    (1,846)    ($37,911)      ($11,159)   $225,902
                                    =======  =========  ==========  ==========  ========  ===========  =============  ==========

See accompanying notes

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

NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first six months of 1999 and 1998 amounted to $7,796,000 and $17,375,000 respectively. Included in these amounts were $6,200,000 and $6,000,000 paid to Cooper Industries, Inc. in the first six months of 1999 and 1998, respectively, in accordance with a Tax Sharing and Separation Agreement between Cooper and the Company, entered into in 1993 in connection with the Company's initial public offering.

Total interest paid, net of amounts capitalized, during the first six months of 1999 and 1998 amounted to $4,122,000 and $3,482,000, respectively.

NOTE 3: ACQUISITIONS

On June 28, 1999, the Company acquired all of the outstanding shares of Cable Systems Holding Company ("Holdings") and its subsidiary Cable Systems International Inc. (CSI). CSI manufacturers copper cable products primarily for telecommunications applications in the United States. The consideration paid in connection with the transaction totaled $183,456,000 including $2,500,000 yet to be paid into an escrow account. This amount includes payment of the outstanding amounts owed by Holding Company and CSI under a credit agreement and amounts owed to holders of preferred stock of Holding Company.

The acquisition was funded with a $125 million short-term bridge loan, as well as funds available under current credit arrangements. The bridge loan is for a term of three months at currently prevailing interest rates. The Company intends to refinance these borrowings under long-term arrangements.

The CSI acquisition was accounted for under the purchase method of accounting, and their results are included in the Company's consolidated results since June 28, 1999. The purchase price allocation, when final, may differ from that included in the Company's June 30, 1999 consolidated balance sheet. The Company's proforma information assuming the acquisition had been made at the beginning of each of the periods presented is as follows:

                                                     Six months ended
                                                         June 30,
                                             -----------------------------------
(in thousands, except per share amounts)          1999               1998
                                             ---------------  ------------------

Revenues                                           $456,154            $535,480
Cost of sales                                       372,834             413,138
                                            ---------------  ------------------
   Gross margin                                      83,320             122,342
Selling, general and administrative                  60,191              61,729
                                            ---------------  ------------------
   Operating earnings                                23,129              60,613
Interest expense                                     11,540              10,228
                                            ---------------  ------------------
Income before income taxes                           11,589              50,385
   Income taxes                                       4,513              19,535
                                            ---------------  ------------------
Net income                                            7,076              30,850
                                            ===============  ==================
Basic earnings per share                             $  .29             $  1.18
                                            ===============  ==================
Diluted earnings per share                           $  .29             $  1.17
                                            ===============  ==================

Proforma adjustments include primarily the impact of increased debt, adjusted values of assets, differing depreciation lives, redundant costs and certain reclassifications. In addition, certain portions of CSI's business were not acquired, including investments in affiliates, accounted for under the equity method, and two consolidated subsidiaries. Consolidated revenues attributable to the excluded consolidated entities were approximately $58.3 million for the year ended December 31, 1998 and $24.8 million and $31.5 million for the six month periods ended June 30, 1999 and 1998, respectively.

The balance sheet of the acquired business is included in the Company's June 30, 1999 balance sheet.

The unaudited pro forma results are provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the events described above been consummated on the date assumed and are they not intended to project the Company's results of operations for any future periods.

NOTE 4:  INVENTORIES

                                           JUNE 30,      December 31,
                                             1999            1998
                                          -----------   -------------
                                               (in thousands)
Raw materials                              $ 25,446        $ 20,062
Work-in-process                              19,510          12,714
Finished goods                               73,560          63,353
Perishable tooling and supplies               5,429           4,226
                                          -----------   -------------
    Total                                   123,945         100,355
Allowances (primarily LIFO reserve)         (12,009)        (10,722)
                                          -----------   -------------
    Net inventories                        $111,936        $ 89,633
                                          ===========   =============

NOTE 5: PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                  June 30,
                                                                   --------------------      --------------------
                                                                     1999        1998         1999         1998
                                                                   -------      -------      -------      -------
Numerator:                                                              (in thousands, except per share data)
     Income from  continuing operations                            $ 9,234      $15,213      $15,465      $30,316
     Net Income                                                    $ 9,234      $15,155      $10,404      $30,622
                                                                   =======      =======      =======      =======
Denominator:
     Denominator for basic earnings per share - weighted
        average shares                                              24,356       26,101       24,349       26,128
     Effect of dilutive employee stock options                         121          186           85          204
                                                                   -------      -------      -------      -------
     Denominator for dilutive earnings per share - adjusted
        weighted average shares                                     24,477       26,287       24,434       26,332
                                                                   =======      =======      =======      =======
Basic earnings per share from continuing operations                $   .38      $   .58      $   .64      $  1.16
Basic earnings per share                                           $   .38      $   .58      $   .43      $  1.17
                                                                   =======      =======      =======      =======
Diluted earnings per share from continuing operations              $   .38      $   .58      $   .63      $  1.15
Diluted earnings per share                                         $   .38      $   .58      $   .43      $  1.16
                                                                   =======      =======      =======      =======

On May 6, 1999 the Company declared a quarterly cash dividend of $.05 per share payable on July 2, 1999.

NOTE 6:  DISCONTINUED OPERATIONS

On May 7, 1999, the Company completed the sale of its Cord Products Division. The operating results of the Cord Products segment, including a first quarter provision for estimated losses on the sale of $5.2 million, have been segregated from continuing operations and reported separately in the consolidated income statement and the remaining net assets have been classified within the current assets section of the balance sheet as "Net assets of discontinued operations". Revenues for the three-month period ended June 30, 1998 and the period from April 1, 1999 until May 7, 1999 were $15,494,000 and $7,265,000 respectively.

Summarized financial information for the discontinued operations is as follows:

                                                                 Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                               1999              1998
                                                             --------           -------
                                                                   (in thousands)
Revenues                                                     $ 22,525           $32,312
Income before tax                                            $    143           $   501
Income, net of income taxes                                  $     89           $   306
Loss on disposal of discontinued operations, net of
      income taxes                                           $ (5,150)             --


Included in income before tax is an allocation of interest expense based on the level of identifiable assets of the segment to total identifiable assets. These allocated costs were $181,000 in the six months ended June 30, 1999 and $276,000 for the same period of 1998.

Included in net assets of discontinued operations at June 30, 1999 is a receivable from the buyer and certain accrued liabilities.

NOTE 7: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's continuing operations during the second quarter were conducted within one business segment which designs, manufactures and markets wire and cable for the electronics and electrical markets.

The Electronics and Electrical segment includes products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors.

Effective with the beginning of the third quarter of 1999, the Company will begin operating two segments, the Electronic segment and the Communications segment consisting principally of the newly acquired CSI business.

All segment information presented below for the second quarter of 1999 and the six-month period ended June 30, 1999 pertains to the Electronic segment only as no revenues were generated during this period under the Communications segment.

Geographic information

                                      Three Months Ended June 30,                          Six Months Ended June 30,
                            ------------------------------------------------    ------------------------------------------------
                                   1999                       1998                      1999                      1998
                            ---------------------     ----------------------    ----------------------    ----------------------
                                       PERCENT OF                 PERCENT OF                PERCENT OF                PERCENT OF
COUNTRY & REGION            REVENUES    REVENUES      REVENUES     REVENUES     REVENUES     REVENUES     REVENUES     REVENUES
----------------            --------   ----------     --------    ----------    --------    ----------    --------    ----------
                                                                        (in thousands)
US & Canada                 $113,462        68%       $133,519        74%       $220,977        68%       $260,642        74%
Europe                        32,660        20%         28,569        16%         67,174        21%         60,030        17%
Asia/Pacific                  13,230         8%         11,922         6%         24,921         7%         20,133         5%
Latin America                  4,869         3%          5,352         3%          9,363         3%         10,662         3%
Other                          1,999         1%          1,435         1%          3,414         1%          2,945         1%
                            --------       ---        --------       ---        --------       ---        --------       ---

Total                       $166,220       100%       $180,797       100%       $325,849       100%       $354,412       100%
                            --------       ---        --------       ---        --------       ---        --------       ---

NOTE 8: SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company obtained commitments with several lenders for long-term borrowings of $125 million. The proceeds of these borrowings will be used to retire the bridge loan obtained pursuant to the acquisition of Holding Company. The term of the loans is expected to be between five to ten years, at prevailing rates.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

All amounts below have been presented excluding the discontinued operations described in footnote 6 to the financial statements.

Revenues

Revenues from continuing operations for the six months ended June 30, 1999 were $325.8 million compared with $354.4 million in the same period last year, a decrease of 8%. Price declines due to the pass-through of cheaper copper reduced revenues in the six months ended June 30, 1999 compared with 1998 by approximately $6.0 million. Included in the first six months of 1999 compared to 1998 is approximately $25.1 million of revenues related to the acquisitions of Olex Communication Cable (Olex), completed February 28, 1998, and ABB Electro-Isolierwerke GmbH (EIW), completed November 30, 1998. The following table shows the components of the 8% decrease in the Company's revenues for the first six months of 1999 in each of the Company's four served markets.


                                                       % Increase (Decrease)
                                 % of Total              in 1999 Revenues
                                  Revenues              Compared with 1998
                                 ----------            ---------------------

Computer                             42%                        (19)%
Audio/video                          21                          (7)
Industrial                           27                          21
Electrical                           10                         (18)


Computer market revenues declined 19% in the first six months of 1999 from the same period in 1998. Within the computer market, networking and telecommunications revenues were down 22%. This reduction is due to several factors. First, certain major distributors reduced inventory levels, dampening the Company's sales. Second, pricing levels for most networking products in the first half of 1999 were lower than prior year primarily due to increased competition. This deterioration in pricing began in mid-1998. Third, copper costs are down approximately 16% in the first half of 1999 from the first half of 1998 and contribute further to the negative pricing environment for the Company's products. Sales of the Company's computer interconnect products, which includes cable to link personal computers to discrete peripheral devices and mainframes to terminals, were down 11% compared to the first half of 1998. Without the addition of EIW in the fourth quarter of 1998, computer interconnect market revenues would be down 19%. This decline is due to: (1) declining prices, principally due to the pass-through of cheaper copper costs; (2) inventory reductions at distributors; (3) lost share as assembly and wire harness manufacturers (who purchase interconnect products) move off shore; and (4) displacement of certain network products as companies convert from mainframe to distributive process systems.

The revenue decline in the audio/video market was due to soft demand for cable television (CATV) in Europe as well as TV monitor deflection coils. This soft demand not only affected volume growth, but also negatively impacted selling prices. The Company's demand for CATV drop cable in the United States has improved in the first half of 1999, up 1%, from the first half of 1998 and pricing appears to have stabilized. Broadcast revenues were down 9% in the first half of 1999 from the first half of 1998 due primarily to the impact of lower demand and lower copper costs on TV monitor deflection coils manufactured in Europe. We expect this softness for these products in Europe to continue at least through the remainder of this year. However, revenues to professional broadcasters in the United States have increased nearly 20% in the second quarter of 1999 from the first quarter of 1999. The Company believes its product offering of audio/video products is well positioned to take advantage of the continuing effort by broadcasters to switch to digital formats.

Industrial market revenues were up 21% in the first six months of 1999 over 1998. Without the addition of revenues from EIW, revenues would be down 4% in the first half of 1999 compared to the first half of 1998. Lower copper costs have continued to keep pricing pressure on this market. Increasing volumes and improved product mix have led to higher industrial revenues in Canada, reflecting a shift from lower margin electrical products to higher margin industrial instrumentation cable. Canadian industrial revenues are up 13% in the first half of 1999 compared to 1998. The industrial market remains under pressure from lower commodity prices and weak capital spending, especially in the export markets.

Electrical market revenues declined 18% in the first six months of 1999 compared with 1998. The decline is primarily due to lower prices and economic slowdowns in certain of our served markets, primarily Europe, and a product mix shift from Canadian electrical products into more profitable industrial instrumentation cable.

U.S. revenues, which represented approximately 61% of total revenues in the first six months of 1999, decreased 17% from 1998 due primarily to lower pricing and reduction of distributor inventories from the above normal levels in the prior year. European revenues increased 12% in the first six months of 1999 compared with 1998 due to the addition of EIW. Without the addition of EIW, sales in Europe would be down 25%. This decrease is due to weakening demand for TV monitor deflection coils, the impact of lower copper prices, and overall weakness across all markets in the European region. Canadian revenues increased 1% in the first six months of 1999 compared with 1998. European and Canadian revenues represented 21% and 7% of total revenues, respectively, for the first six months of 1999. Sales to the Asia/Pacific region, which represented 7% of revenues for the first six months of 1999 total revenues, increased 24% in the first six months of 1999 compared with 1998, due to the additional revenues contributed from the February 28, 1998, acquisition of Olex. Sales into export markets, primarily Latin America, were down 6% due to economic weakness in those regions.

Costs, Expenses and Earnings

The following table sets forth information regarding the components of earnings for the first six months of 1999 compared with the same period in 1998.

                                                   Six Months Ended
                                                       June 30,             % Increase(Decrease)
                                              --------------------------      1999 Compared
                                               1999               1998          With 1998
                                              -------            -------    --------------------
                                             (in thousands, except % data)

Gross profit                                  $74,606            $96,614
    As a % of revenue                            22.9%              27.3%        (22.8)%

Operating earnings                            $28,674            $52,977
    As a % of revenue                             8.8%              14.9%        (45.9)%

Income from continuing operations before
income taxes                                  $24,842            $49,495
    As a % of revenue                             7.6%              14.0%        (49.8)%

Income from continuing operations             $15,465            $30,316
    As a % of revenue                             4.7%               8.6%        (49.0)%

The decrease in the gross profit amount was due to lower revenues and the impact of lower average prices in excess of the pass-through of lower copper costs. In addition, the Company incurred additional overhead costs in the first six months of 1999 versus 1998 as we transferred production from two higher cost facilities into a new lower-cost facility in Lancaster County, SC. The decrease in gross profit as a percent of revenues in 1999 was primarily attributable to the duplication of overhead and the inclusion of the currently less profitable businesses acquired in 1998, Olex in February 1998 and EIW in November 1998. These decreases are partially offset by cost-saving programs put into effect in the fourth quarter of 1998 including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new lower-cost facility. The impact of these items, which was beginning to be realized during the first six months of 1999 are expected to favorably impact gross profit as the savings are fully realized throughout the remainder of this year.

Operating earnings and operating earnings as a percent of revenue decreased during the first six months of 1999 compared to the first six months of 1998 due to lower gross profit. In addition, the acquisitions of Olex and EIW in 1998, as well as additional depreciation related to computer system conversions completed earlier in 1998, led to an increase in selling, general and administrative costs.

Income before income taxes decreased due to lower operating earnings and the increase in interest costs, which was related to higher average debt levels, partially offset by lower effective interest rates. Average debt levels are higher primarily due to the 1998 stock buyback program under which 1.9 million shares were repurchased, as well as the acquisition of EIW in the fourth quarter of 1998. They were offset by strong cash flows in the first half of 1999, as well as the cash generated from the disposition of the Cord Products division. Average debt during the first six months of 1999 and 1998 was $160 million and $138 million, respectively. The Company's average daily interest rate for the first six months of 1999 was 5.4% compared to 6.2% for the same period in 1998.

The Company's effective tax rate was 37.8% and 38.8%, for the six months ended June 30, 1999 and 1998 respectively.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

All amounts below have been presented excluding the discontinued operations described in footnote 6 to the financial statements.

Revenues

Revenues from continuing operations for the three months ended June 30, 1999 were $166.2 million compared with $180.8 million in the same period last year. Price declines due to the pass-through of cheaper copper, reduced revenues in the three months ended June 30, 1999 compared with 1998 by approximately $2.7 million. Included in the second quarter of 1999 is approximately $10.6 million of additional revenues compared to the second quarter of 1998 related to the acquisition of ABB Elektro-Isolierwerke GmbH (EIW), completed November 30, 1998. The following table shows the components of the change in the Company's revenues for the three months ended June 30, 1999 compared with 1998 in each of the Company's four served markets.


                                             % Increase (Decrease)
                       % of Total              In 1999 Revenues
                        Revenues              Compared with 1998
                       ----------            ---------------------
Computer                    42%                       (20)%
Audio/video                 21                         (2)
Industrial                  27                         20
Electrical                  10                        (17)


Computer market revenues declined 20% in the second quarter of 1999 from the second quarter of 1998. Within the computer market, networking and telecommunication revenues were down 25%. This reduction is due to several factors. First, certain major distributors reduced inventory levels, dampening the Company's sales, however these reductions, the Company believes, have concluded during the second quarter. Second, pricing levels for most networking products, in the second quarter of 1999 were lower than the prior year primarily due to increased competition. This deterioration in pricing, which began in mid-1998, however, appears to have stabilized during the second quarter of 1999. Third, copper costs are down approximately 14% in the second quarter of 1999 from the second quarter of 1998 and contribute further to the negative pricing environment for the Company's products. Sales of the Company's computer interconnect products, which includes cables to link personal computers to discrete peripheral devices and mainframes to terminals, were down 9% compared to the second quarter of 1998. Without the addition of EIW, computer market revenues would be down 26%.

The revenue decline in the audio/video market was primarily due to the impact of lower copper prices on the TV monitor deflection coil business in Europe, largely offset by increases in broadcast revenues in the United States and Canada. The Company's demand for CATV drop cable in the second quarter of 1999, up slightly from the second quarter of 1998, appears to have stabilized, along with pricing for these products. Broadcast revenues were up 4% in the second quarter of 1999 from the second quarter of 1998 due primarily to strong stadium and project business.

Industrial market revenues were up 20% in the second quarter of 1999 over 1998 due to the addition of EIW. Without the addition of EIW, revenues for the second quarter of 1999 compared to 1998 would be down 5%. This decrease is due to the 14% decrease in average copper costs in the second quarter of 1999 versus 1998, lower commodity prices and weak capital spending, especially in the export markets. Increasing volumes and improved product mix have led to higher industrial revenues in Canada, reflecting a shift from lower margin electrical products to higher margin industrial instrumentation cable. Canadian industrial revenues are up 16% in the second quarter 1999 compared to 1998.

Electrical market revenues declined 17% in the second quarter of 1999 compared with 1998. The decline is primarily due to lower prices and economic slowdowns in certain of our served markets, primarily Europe, and a product mix shift from Canadian electrical products into more profitable industrial instrumentation cable.

U.S. revenues, which represented approximately 62% of total revenues in the second quarter of 1999, decreased 16% from 1998 due primarily to lower pricing and reduction of distributor inventories from the above normal levels in the prior year. European revenues increased 14% in the second quarter of 1999 compared with 1998 due to the addition of EIW. Without the addition of EIW, sales in Europe would be down 23%. This decrease is due to weakening demand for TV monitor deflection coils, the impact of lower copper prices, the unfavorable impact of changes in exchange rates and overall weakness across all markets in the European region. Canadian revenues decreased 3% in the second quarter of 1999 compared with 1998 due primarily to the impact of lower average copper prices and the unfavorable impact on revenues of changes in exchange rates. European and Canadian revenues represented 20% and 6% of total revenues, respectively, for the second quarter of 1999. Sales to the Asia/Pacific region, which represented 8% of total revenues for the second quarter of 1999, increased 11% in the second quarter of 1999 compared with 1998. Sales into export markets, primarily Latin America, were up 2%.

Costs, Expenses and Earnings

The following table sets forth information regarding the components of earnings from continuing operations for the three months ended June 30, 1999 compared with the same period in 1998.

                                               Three Months Ended
                                                    June 30,              % Increase(Decrease)
                                           ---------------------------       1999 Compared
                                            1999               1998            With 1998
                                           --------           --------    --------------------
                                          (in thousands, except % data)

Gross profit                               $39,802            $49,499           (19.6)%
    As a % of revenue                         23.9%              27.4%

Operating earnings                         $16,746            $26,694           (37.3)%
    As a % of revenue                         10.1%              14.8%

Income before income taxes                 $14,833            $24,837           (40.3)%
    As a % of revenue                          8.9%              13.7%

Income from continuing operations           $9,234            $15,213           (39.3)%
    As a % of revenue                          5.6%               8.4%

The decrease in the gross profit amount was due to lower revenues and the impact of lower average prices in excess of the pass-through of lower copper costs. In addition, the Company incurred additional overhead costs in the second quarter of 1999 versus 1998 as it transferred production from two higher-cost facilities into a new lower-cost facility in Lancaster County, SC. The decrease in gross profit as a percent of revenues in 1999 was primarily attributable to the duplication of overhead and the inclusion of the currently less profitable business acquired in 1998, EIW, in November 1998. These decreases are partially offset by cost saving programs put into effect in the fourth quarter of 1998, including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new lower-cost facility. The impact of these items, which was beginning to be realized during the first six months of 1999, and are expected to favorably impact gross profit as the savings are fully realized throughout the remainder of this year.

Operating earnings and operating earnings as a percent of revenue decreased during the second quarter of 1999 compared to the second quarter of 1998 due to lower gross profit. In addition, the acquisition of EIW in November 1998 led to an increase in selling, general and administrative costs which were mostly offset by the impact of certain of the cost reduction programs enacted during the fourth quarter of 1998.

Income before income taxes decreased due to lower operating earnings and the slight increase in interest costs, which was related to higher average debt levels partially offset by lower effective interest rates. Average debt levels are higher primarily due to the 1998 stock buyback program under which 1.9 million shares were repurchased, as well as the acquisition of EIW in the fourth quarter of 1998. Average debt during the second quarters of 1999 and 1998 was $149 million and $142 million, respectively. The Company's average daily interest rate for the second quarter of 1999 was 5.3% compared to 6.0% for the same period in 1998.

The Company's effective tax rate was 37.8% and 38.8%, for the three months ended June 30, 1999 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $200 million Credit Agreement with a group of six banks. The Credit Agreement is unsecured and expires in November 2001. At June 30, 1999, the Company had $113 million available under the Credit Agreement. In addition, as of June 30, 1999, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $82 million at prevailing interest rates. At June 30, 1999, the Company had $40 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at June 30, 1999 that will mature in 2009.

Related to the acquisition of CSI, on June 28, 1999, the Company borrowed $125 million under a short-term bridge loan. These funds, as well as available credit arrangements, were used to finance the purchase price and pay off CSI's existing borrowings. The Company intends to refinance these borrowings under long term arrangements. Subsequent to June 30, 1999, the Company obtained commitments with several lenders for long term borrowings with terms from 5 to 10 years. As such, all debt has been classified as long term as of June 30, 1999.

The Company expects that cash provided by operations and borrowings available under its credit agreements will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital

During the first six months of 1999, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations and dispositions) generated cash of $7 million. The change in operating working capital was primarily due to lower inventory levels and higher payables and accrued liabilities.

Capital Expenditures

For the first six months of 1999, the Company made capital expenditures of $9.7 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $27 million during 1999 on these and similar projects.

Restructuring Activities

In the third and fourth quarters of 1998, the Company recorded a nonrecurring charge totaling $2.9 million ($1.8 million after tax) for salary continuation, extended medical coverage and other miscellaneous employee benefits related to a reduction of 35 salaried employees in the Electronic segment. All employees were terminated prior to December 31, 1998. At June 30, 1999, $.9 million remained to be paid related to this charge.

YEAR 2000 READINESS

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

Primary Business Operating Systems

The Company completed the implementation of an integrated business information system at several operating units representing approximately 97% of 1998 revenues. The primary purpose was to replace numerous old mainframe legacy systems with an integrated enterprise-wide business system in an effort to streamline business processes, reduce programming and maintenance efforts, and improve efficiencies throughout the organization. The Company incurred a total capitalized cost of approximately $19 million relating to implementing the new system which is being amortized into earnings over five years. Although implementing this new system was unrelated to specific concerns over the Year 2000 issue, a benefit of this initiative is that the resulting system is Year 2000 compliant. Certain operating units, primarily those acquired by the Company in 1998, have not completed enterprise-wide system solutions and are incurring costs to deal specifically with the Year 2000 issue. These units represented approximately 3% of 1998 revenues. The Company expects to incur less than $500,000 in the remainder of 1999 related to completing the Year 2000 projects at those operating units.

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

Recent Acquisition

Related to the recent acquisition of Holding Company, all significant business system remediation efforts have been completed. Testing efforts and remediation of ancilary systems continues, however, is expected to be completed by the fourth quarter of 1999. The Company expects to incur less than $500 for the remainder of 1999 on this effort.

Third Party Readiness

The Company has initiated formal discussions with its key suppliers, customers and financial institutions to determine the extent to which the Company is vulnerable to third parties' failure to correct their own Year 2000 issues. For virtually all products and services the Company has multiple suppliers. The Company also has a diverse customer base with only one customer representing more than 10% of revenue. While the Company continues to discuss readiness issues with customers and suppliers, it has determined through its contingency planning process that significant contingency plans may not be essential due to the following: the Company has adequate distribution partners now to service the market for our products in the event that certain distributors are not ready, and all significant single source suppliers have indicated they are currently prepared. The Company will continue to monitor the status of its readiness to develop alternative contingency plans if necessary. The Company will also consider strategic increases in its inventory levels during the upcoming months.

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

FORWARD-LOOKING STATEMENTS

The statements set forth in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The economic downturn being experienced in the Asia/Pacific and European regions and its negative impact on revenues and earnings; heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions, including but not limited to cost saving and profit improvement initiatives at CSI; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to the contrary.

                          PART II -- OTHER INFORMATION




ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 1998, the Company held its regular Annual Meeting of Stockholders ("Meeting"). The stockholders considered two proposals; each of which was approved by the necessary majority.

         PROPOSAL 1:

         Election for a three-year term, one class III director, C. Baker Cunningham. Mr. Cunningham has served as a director since 1993. Mr. Cunningham received 20,754,034 shares for his reelection and 329,641 shares were withheld.

         PROPOSAL 2:

         Approval of a modification to the number of stock options a participant may receive under the Belden Inc. Long Term Incentive Plan to an annual limit of 200,000. The voting on this proposal was as follows: for 18,210,144; against 2,782,983; and abstentions of 90,548.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 2.1      Agreement and Plan of merger dated May
                             21, 1999 (incorporated by reference to Exhibit 2 to
                             Form 8-K filed on July 12, 1999).

            Exhibit 10.1 Indemnification Agreement between the Company and Paul Schlessman, Vice President, Treasurer and Chief Financial Officer.

            Exhibit 27.1     Financial Data Schedule

        (b) Form 8-K filed on July 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BELDEN INC.



Date: August 13, 1999                  By:    /s/ C. Baker Cunningham
                                           ------------------------------------
                                            C. Baker Cunningham
                                            Chairman of the Board, President
                                            and Chief Executive Officer





Date: August 13, 1999                  By:     /s/ Paul M. Schlessman
                                            ------------------------------------
                                             Paul M. Schlessman
                                             Vice President, Finance, Treasurer
                                             and Chief Financial Officer