Form 10-Q
period 1999-09-30
BELDEN INC
filed 1999-11-12
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         Yes       X          No
             -------------       -------------

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 29, 1999: 24,358,002 shares

================================================================================

Exhibit Index on Page 21                                            Page 1 of 22

                          PART I - FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS



                                                                                SEPTEMBER 30,          December 31,
                                                                                    1999                  1998
----------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                           (in thousands)
                                                      ASSETS
Current assets:
    Cash and cash equivalents                                                      $  1,619             $  3,291
    Receivables                                                                     123,217               95,643
    Inventories                                                                     107,715               89,633
    Deferred income taxes                                                            16,901                6,422
    Net assets of discontinued operations                                                 -               24,029
    Other                                                                             3,460                3,211
----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                       252,912              222,229
Property, plant and equipment, less
     accumulated depreciation                                                       335,220              183,745
Intangibles, less accumulated amortization                                           84,797               87,698
Other assets                                                                          5,615                  629
----------------------------------------------------------------------------------------------------------------------
                                                                                   $678,544             $494,301
======================================================================================================================
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                       $ 88,371             $ 64,452
    Income taxes payable                                                              2,686                3,177
----------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    91,057               67,629
Long-term debt                                                                      288,055              162,850
Postretirement benefits other than pensions                                          13,787               14,747
Deferred income taxes                                                                33,581               14,159
Other long-term liabilities                                                          16,509               15,249
Stockholders' equity:
    Preferred stock                                                                       -                    -
    Common stock                                                                        262                  262
    Additional paid-in capital                                                       48,132               48,482
    Retained earnings                                                               236,887              218,605
    Treasury stock, at cost                                                         (37,901)             (38,823)
    Accumulated other comprehensive income (loss)                                   (11,825)              (8,859)
----------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  235,555              219,667
----------------------------------------------------------------------------------------------------------------------
                                                                                   $678,544             $494,301
======================================================================================================================

See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                                    Three Months Ended               Nine Months Ended
                                                                      September 30,                    September 30,
                                                               ---------------------------      -------------------------
                                                                   1999           1998              1999          1998
--------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands, except per share data)
Revenues                                                           $234,419      $151,562         $560,268       $505,974
Cost of sales                                                       185,213       118,594          436,456        376,392
--------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                     49,206        32,968          123,812        129,582
Selling, general and administrative expenses                         24,907        21,542           69,849         64,294
Amortization of goodwill                                                541           453            1,531          1,338
Nonrecurring charges                                                      -         3,765                -          3,765
--------------------------------------------------------------------------------------------------------------------------
    Operating earnings                                               23,758         7,208           52,432         60,185
Interest expense                                                      5,233         1,866            9,065          5,348
--------------------------------------------------------------------------------------------------------------------------
    Income from continuing operations before tax                     18,525         5,342           43,367         54,837
Income taxes                                                          6,994         2,070           16,371         21,249
--------------------------------------------------------------------------------------------------------------------------
    Income from continuing operations                                11,531         3,272           26,996         33,588

Income/(loss) from discontinued business, net of tax
of $54 and tax benefit of $278 for the nine month
periods ended September 30, 1999 and 1998, respectively
and tax benefit of $473 for the three month period ended
September 30, 1998                                                        -          (747)             89            (440)


Estimated loss on disposal of discontinued business,
    net of tax benefit of $3,123                                          -             -          (5,150)              -
--------------------------------------------------------------------------------------------------------------------------
        Net income                                                 $ 11,531      $  2,525         $ 21,935       $ 33,148
==========================================================================================================================
Basic earnings per share from continuing operations                $    .47      $    .13         $   1.11       $   1.30
Basic earnings per share                                           $    .47      $    .10         $    .90       $   1.28
==========================================================================================================================
Diluted earnings per share from continuing operations              $    .47      $    .13         $   1.10       $   1.29
Diluted earnings per share                                         $    .47      $    .10         $    .90       $   1.27
==========================================================================================================================

See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                  1999               1998
---------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Cash flows from operating activities:
    Income from continuing operations                                          $  26,996          $ 33,588
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation                                                              17,571            12,503
        Amortization                                                               3,963             3,355
        Deferred income taxes                                                     (1,794)            4,040
        Changes in operating assets and liabilities(*):
             Receivables                                                         (14,378)           21,130
             Inventories                                                            (929)            5,619
             Accounts payable and accrued liabilities                              2,123           (19,241)
             Income taxes payable                                                    298            (5,865)
             Other assets and liabilities, net                                    (1,988)           (1,321)
--------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                       31,862            53,808
Cash flows from investing activities:
    Capital expenditures                                                         (14,752)          (26,049)
    Cash paid for acquired businesses                                           (180,956)          (16,179)
    Proceeds from sale of Cord Products Division                                  27,433                 -
    Proceeds from disposal of property                                               922                 -
--------------------------------------------------------------------------------------------------------------------
                  Net cash used for investing activities                        (167,353)          (42,228)
Cash flows from financing activities:
    Net borrowings under long-term credit facility and
             credit agreements                                                     3,057            26,916
    Proceeds from private placement                                              125,000                 -
    Purchase of  treasury stock                                                        -           (38,250)
    Exercise of stock options                                                        572               781
    Cash dividends paid                                                           (3,653)           (3,874)
--------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used for) financing activities           124,976           (14,427)
Cash flows from discontinued operations:
    Income (loss) from discontinued operations                                    (5,061)             (440)
    Adjustments to reconcile income(loss) from discontinued
               operations to net cash provided by (used for)
               discontinued operations:
       Depreciation and amortization                                                 695             1,966
       Loss on disposal and other non cash charges                                 8,273                 -
       Changes in operating assets and liabilities of discontinued
               operations                                                          5,308             1,536
       Capital expenditures                                                         (416)             (751)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations                                       8,799             2,311
Effect of exchange rate changes on cash and cash equivalents                          44                29
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                             (1,672)             (507)
Cash and cash equivalents, beginning of period                                     3,291               916
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $   1,619          $    409
====================================================================================================================

See accompanying notes.
(*) Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)




                                                                                                              Accumulated
                                              Common Stock                                Treasury Stock         Other
                                           -------------------   Paid-In    Retained   --------------------  Comprehensive
(in thousands)                             Shares     Amount     Capital    Earnings    Shares     Amount    Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997               26,180     $ 262     $ 49,370    $189,163       (38)  ($  1,241)   ($  8,600)   $228,954

Net Income                                                                    33,148                                         33,148

Foreign currency translation adjustments                                                                           (481)       (481)
                                                                                                                           --------

        Comprehensive income                                                                                                 32,667

Issuance of common stock for:
   Stock Options                               24                   (818)                   69       1,599                      781

Purchase of treasury stock                                                              (1,831)    (38,250)                 (38,250)

Cash dividends ($.05 per share)                                               (3,874)                                        (3,874)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998              26,204     $ 262     $ 48,552    $218,437    (1,800)  ($ 37,892)   ($  9,081)   $220,278
===================================================================================================================================


Balance at December 31, 1998               26,204     $ 262     $ 48,482    $218,605    (1,875)  ($ 38,823)   ($  8,859)   $219,667

Net Income                                                                    21,935                                         21,935

Foreign currency translation adjustments                                                                         (2,966)     (2,966)
                                                                                                                           --------

        Comprehensive income                                                                                                 18,969

Issuance of common stock for:
    Stock Options                                                   (350)                   29         922                      572

Cash dividends ($.05 per share)                                               (3,653)                                        (3,653)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999              26,204     $ 262     $ 48,132    $236,887    (1,846)  ($ 37,901)   ($ 11,825)   $235,555
===================================================================================================================================

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

NOTE 2: SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the nine months of 1999 and 1998 amounted to $13,342,000 and $23,497,000 respectively. Included in these amounts were $9,300,000 and $9,000,000 paid to Cooper Industries, Inc. in the first nine months of 1999 and 1998, respectively, in accordance with a Tax Sharing and Separation Agreement between Cooper and the Company, entered into in 1993 in connection with the Company's initial public offering.

Total interest paid, net of amounts capitalized, during the nine months of 1999 and 1998 amounted to $10,270,000 and $6,902,000, respectively.

NOTE 3: ACQUISITIONS

On June 28, 1999, the Company acquired all of the outstanding shares of Cable Systems Holding Company ("Holdings") and its subsidiary Cable Systems International Inc. ("CSI"). CSI manufactures copper cable products primarily for telecommunications applications in the United States. The consideration paid in connection with the transaction totaled $183,456,000 including $2,500,000 yet to be paid into an escrow account. This amount includes payment of the outstanding amounts owed by Holdings and CSI under a credit agreement and amounts owed to holders of preferred stock of Holdings.

The acquisition was funded with a $125 million short-term bridge loan, as well as funds available under existing credit arrangements. On September 9, 1999, the Company completed a private placement of $125 million in unsecured debt. The Private Placement was issued in tranches of $64 million, $44 million, and $17 million which will mature in five, seven, and ten years from closing with interest rates of 7.60%, 7.74%, and 7.95%, respectively. The proceeds of the Private Placement were used to pay off the borrowings under the short-term bridge loan. The Note Purchase Agreement effecting the Private Placement contains affirmative and negative covenants including a minimum net worth, and a maximum ratio of debt to total capitalization.

The CSI acquisition was accounted for under the purchase method of accounting, and its results are included in the Company's consolidated results since June 28, 1999. The purchase price allocation, when final, may differ from that included in the Company's September 30, 1999 consolidated balance sheet. The Company's pro forma information assuming the acquisition had been made at the beginning of each of the nine month periods presented is as follows:


                                                       Nine months ended
                                                         September 30,
                                                -------------------------------
(in thousands, except per share amounts)           1999               1998
----------------------------------------------------------------------------------------
Revenues                                         $690,573           $784,276
Cost of sales                                     558,047            610,498
----------------------------------------------------------------------------------------
   Gross margin                                   132,526            173,778
Selling, general and administrative                85,639             93,297
----------------------------------------------------------------------------------------
   Operating earnings                              46,887             80,481
Interest expense                                   16,773             15,032
----------------------------------------------------------------------------------------
Income before income taxes                         30,114             65,449
   Income taxes                                    11,507             25,494
----------------------------------------------------------------------------------------
Net income                                         18,607             39,955
----------------------------------------------------------------------------------------
Basic earnings per share                         $    .76           $   1.54
----------------------------------------------------------------------------------------
Diluted earnings per share                       $    .76           $   1.53
----------------------------------------------------------------------------------------

Pro forma adjustments include primarily the impact of increased debt, adjusted values of assets, differing depreciation lives, redundant costs and certain reclassifications. In addition, certain portions of CSI's business were not acquired, including investments in affiliates, accounted for under the equity method, and two consolidated subsidiaries. Consolidated revenues attributable to the excluded consolidated entities were approximately $58.3 million for the year ended December 31, 1998, $24.8 million for the six month period ended June 30, 1999, and $45.3 million for the nine month period ended September 30, 1998.

The unaudited pro forma results are provided for informational purposes only, should not be construed to be indicative of the Company's results of operations had the events described above been consummated on the date assumed and are not intended to project the Company's results of operations for any future periods.

NOTE 4:  INVENTORIES


                                                      SEPTEMBER 30,           December 31,
                                                          1999                   1998
--------------------------------------------------------------------------------------------
                                                                (in thousands)
Raw materials                                          $  24,394                $ 20,062
Work-in-process                                           20,835                  12,714
Finished goods                                            69,047                  63,353
Perishable tooling and supplies                            5,673                   4,226
--------------------------------------------------------------------------------------------
    Total                                                119,949                 100,355
Allowances (primarily LIFO reserve)                      (12,234)                (10,722)
--------------------------------------------------------------------------------------------
    Net inventories                                    $ 107,715                $ 89,633
--------------------------------------------------------------------------------------------

NOTE 5:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                     -------------------------     -----------------------
                                                                        1999           1998           1999          1998
--------------------------------------------------------------------------------------------------------------------------
Numerator:                                                                      (in thousands, except per share data)
     Income from  continuing operations                                $11,531       $ 3,272        $26,996       $33,588
     Net Income                                                        $11,531       $ 2,525        $21,935       $33,148
--------------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per share - weighted
        average shares                                                  24,358        25,412         24,352        25,889
     Effect of dilutive employee stock options                             210            45            127           151
--------------------------------------------------------------------------------------------------------------------------
     Denominator for dilutive earnings per share - adjusted
        weighted average shares                                         24,568        25,457         24,479        26,040
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share from continuing operations                    $   .47       $   .13        $  1.11       $  1.30
Basic earnings per share                                               $   .47       $   .10        $   .90       $  1.28
--------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share from continuing operations                  $   .47       $   .13        $  1.10       $  1.29
Diluted earnings per share                                             $   .47       $   .10        $   .90       $  1.27
--------------------------------------------------------------------------------------------------------------------------

On August 19, 1999 the Company declared a quarterly cash dividend of $.05 per share payable on October 4, 1999.

NOTE 6:  DISCONTINUED OPERATION

On May 7, 1999, the Company completed the sale of its Cord Products Division, which had comprised the Cord Products segment. The operating results of the Cord Products segment, including a first quarter provision for estimated losses on the sale of $5.2 million net of tax, have been segregated from continuing operations and reported separately in the consolidated income statement and the remaining net assets have been classified within the current assets section of the December 31, 1998 balance sheet as "Net assets of discontinued operations".

Summarized financial information for the discontinued operation is as follows:


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          ---------------------------------------
                                                                               1999                    1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Revenues                                                                    $ 22,525                 $ 45,034
Income/(loss) before tax                                                    $    143                 $   (718)
Income/(loss), net of income taxes                                          $     89                 $   (440)

Loss on disposal of discontinued operations, net of
      income taxes                                                          $ (5,150)                $      -


Included in income before tax is an allocation of interest expense based on the level of identifiable assets of the segment to total identifiable assets. These allocated costs were $181,000 in the nine months ended September 30, 1999 and $432,000 for the same period of 1998.

NOTE 7: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are conducted within two business segments, the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets wire and cable products primarily for the electronics and electrical markets, including products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets wire and cable primarily for the telecommunications market. The segment includes products used for the transmission of voice and data. These products are sold primarily to the regional bell operating companies (RBOC's) directly and through distributors, and to other major communications companies.

As the Communications segment is a new segment consisting principally of a newly acquired business (Holdings and CSI), no comparative information is presented below. However, pro forma information is presented in note 3.


NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                                    CORPORATE &
                                              ELECTRONICS       COMMUNICATIONS     ELIMINATIONS       CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                           $499,524        $63,598          $ (2,854)          $560,268
INTERSEGMENT REVENUES                                 1,044          1,810            (2,854)                -
OPERATING EARNINGS                                   54,215          1,832            (3,615)            52,432
INTEREST EXPENSE                                         -              -              9,065              9,065
INCOME FROM CONTINUING OPERATIONS, BEFORE
TAX                                                  54,215          1,832           (12,680)            43,367
TOTAL ASSETS                                        439,220        234,133             5,211            678,544


Nine Months Ended September 30, 1998
                                                                                    Corporate &
                                              Electronics       Communications     Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                           $505,974        $     -          $      -           $505,974
Operating earnings                                   63,977              -            (3,792)            60,185
Interest expense                                          -              -             5,348              5,348
Income from continuing operations, before
tax                                                  63,977              -            (9,140)            54,837


THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                                    CORPORATE &
                                              ELECTRONICS       COMMUNICATIONS     ELIMINATIONS       CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                           $173,675        $63,598          $ (2,854)          $234,419
INTERSEGMENT REVENUES                                 1,044          1,810            (2,854)                -
OPERATING EARNINGS                                   23,016          1,832            (1,090)            23,758
INTEREST EXPENSE                                         -               -             5,233              5,233
INCOME FROM CONTINUING OPERATIONS, BEFORE
TAX                                                  23,016          1,832            (6,323)            18,525
TOTAL ASSETS                                        439,220        234,133             5,211            678,544



Three Months Ended September 30, 1998
                                                                                    Corporate &
                                              Electronics       Communications     Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                           $151,562        $     -          $      -           $151,562
Operating earnings                                    9,350              -            (2,142)             7,208
Interest expense                                          -              -             1,866              1,866
Income from continuing operations, before
tax                                                   9,350              -            (4,008)             5,324


Geographic information


                            Three Months Ended September 30,                           Nine Months Ended September 30,
                     -----------------------------------------------       ------------------------------------------------------
                            1999                       1998                          1999                          1998
---------------------------------------------------------------------------------------------------------------------------------
                                  PERCENT                   Percent                        PERCENT                       Percent
Country & Region                     OF                       of                              OF                            of
                    REVENUES      REVENUES    Revenues      Revenues        REVENUES       REVENUES       Revenues       Revenues
---------------------------------------------------------------------------------------------------------------------------------
                                                                 (in thousands)
US & Canada         $182,178         78%     $105,717           70%         $403,155          72%         $366,359          72%
Europe                30,961         13%       26,453           17%           98,135          17%           86,483          17%
Asia/Pacific          14,068          6%       12,608            8%           38,989           7%           32,741           7%
Latin America          5,285          2%        5,525            4%           14,648           3%           16,187           3%
Other                  1,927          1%        1,259            1%            5,341           1%            4,204           1%
---------------------------------------------------------------------------------------------------------------------------------

Total               $234,419        100%     $151,562          100%         $560,268         100%         $505,974         100%
---------------------------------------------------------------------------------------------------------------------------------



NOTE 8: SUBSEQUENT EVENTS

On October 26, 1999, the Company completed the previously announced purchase of Dorfler Kabelwerk GmbH, located in Klosterneuburg, Austria and Duna Kabel Kft, located in Budapest, Hungary, from Siemens AG. The transaction will be accounted for under the purchase method of accounting; accordingly, the purchase price will be allocated to the net assets acquired and to the extent there is an unallocated excess amount of the purchase price, it will be allocated to goodwill. These facilities manufacture a wide range of products including multiconductor and coaxial networking products, audio/video, instrumentation and control cables, and a full range of telephony products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS AND FINANCIAL CONDITION


CHANGE IN REPORTED SERVED MARKETS

Effective with the third quarter of 1999, the Company has revised the reported served markets for which revenues are publicly reported. This was done to provide information which is more closely associated with underlying markets and economic activities. The markets are Communications, Networking, Industrial, and Entertainment & OEM. All prior period served market information presented has been restated for comparative purposes. The following describes each of the markets.

Communications Market
This market consists of (1)"Exchange Cable", also known as "PIC" or plastic insulated cable, which is used to provide telephone and data circuits from the central office (where switching equipment is located) or distribution cabinets to neighborhoods or buildings (where circuits are required), (2) "Service Distribution Wire", which extends the voice or data circuit from the exchange cable to a business or home, and (3)"CATV", sometimes generically referred to as "broadband", which provides high speed transmission of voice, data, and video.

Networking Market
This market consists of premise products, those used within the premises, for the transmission of voice, data, video, or a combination of these products. These products are generally utilized as the backbone of computer networks, linking local area networks, workstations, equipment, and other peripheral devices to each other or to telecommunications service wire. Constructions can utilize twisted pair technology, coaxial, or fiber optics

Industrial Market
Included in this market are those products utilized in factory automation, signal and control, industrial equipment, and instrumentation equipment. Many of these products are designed to withstand harsh environment usage such as in refineries or other natural resource manufacturing facilities, or require high count repetitive motion such as in robotics or automated machinery.

Entertainment & OEM Market
This market consists primarily of Belden's broadcast products, which service the professional broadcasters in television or radio studios, sports stadiums and arenas, casinos, major sporting events, and the like. In addition to broadcast products, this market also includes products servicing the OEM market such as lead wire and connectorized cables, as well as deflection coil used in the manufacture of televisions and computer monitors.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

All amounts below have been presented excluding the discontinued operation described in footnote 6 to the financial statements.

Revenues
Revenues from continuing operations for the three months ended September 30, 1999 were up 55% to $234.4 million compared with $151.6 million in the same period last year. Included in the third quarter of 1999 is approximately $70.1 million of additional revenues compared to the third quarter of 1998 related to the acquisitions of ABB Elektro-Isolierwerke GmbH (EIW), completed November 30, 1998, and CSI completed June 28, 1999. The following table shows the components of the 55% increase in the Company's revenues for the three months ended September 30, 1999 compared with 1998 in each of the Company's four served markets.


                                                        % Increase (Decrease)
                                  % of Total              In 1999 Revenues
                                   Revenues              Compared with 1998
                                   --------              ------------------
Communications                        32%                        182%
Networking                            21                          45
Industrial                            28                          28
Entertainment & OEM                   19                          13

Communications market revenues were up 182% due primarily to the acquisition of CSI. Without the addition of CSI, revenues for the period would be down 3%. Strong recent demand for the Company's CATV products servicing the direct broadcast satellite ("DBS") market in the United States has partially offset continued weakness in the European region.

Networking market revenues for the three months ended September 30, 1999 were up 45% compared to the same period of 1998. Growth before the impact of acquisitions was 15% from the third quarter of 1998. This increase reflects changing conditions including strong demand for the Company's products after distributors completed a reduction in inventory levels by the second quarter of 1999, and recent stabilization of prices and certain price increases in response to increased material costs.

Industrial market revenues were up 28% in the third quarter of 1999 over 1998. Contributing to this increase was the impact of the acquisition of EIW. Without the additional revenues from the acquisition of EIW, revenues would be up 14% in the third quarter of 1999 compared to the third quarter of 1998. This increase is primarily attributable to stabilized pricing for the Company's industrial products caused, in part, by an increase in average copper prices of 4%, increased demand for industrial products serving the natural resource sector (due to recent increases in commodity prices and the mild recovery being experienced in the Far East), and higher industrial revenues from Canada, reflecting a shift from lower margin electrical products to higher margin industrial instrumentation cable.

Entertainment & OEM market revenues increased 13% in the third quarter of 1999 compared with 1998. Contributing to this increase was the impact of acquisitions. Without the additional revenues from acquisitions, revenues would be up 3%. The increase has been driven primarily by demand for stadium projects as well as continued digital upgrading projects. The Company expects to continue to benefit from the digital conversion of professional broadcasters due to its well-positioned mix of audio/video products. Partially offsetting this increase is lower demand for the TV monitor deflection coils manufactured in Europe. The Company expects this softness for these products in Europe to continue at least through the remainder of this year.

U.S. revenues, which represented approximately 74% of total revenues in the third quarter of 1999, increased 79% from 1998 due primarily to the acquisition of CSI. Internal U.S. growth before such acquisition was 15% in the third quarter of 1999 versus the same period of 1998. A stabilization of prices, completion in the reduction of distributor inventory levels by the second quarter of 1999 and increased demand for the Company's networking and broadcast products were the primary drivers of this increase. European revenues increased 17% in the third quarter of 1999 compared with 1998 due to the addition of EIW. Without the addition of EIW, sales in Europe would be down 14%. This decrease is due primarily to weakened demand for TV monitor deflection coils, the unfavorable impact of changes in exchange rates and overall weakness across all markets in the European region. Revenues into Canada decreased 2% in the third quarter of 1999 compared with 1998. European and Canadian revenues represented 13% and 4% of total revenues, respectively, for the third quarter of 1999. Sales to the Asia/Pacific region, which represented 6% of total revenues for the third quarter of 1999, increased 12% in the third quarter of 1999 compared with 1998 as market stabilization in the region has driven increased demand for the Company's products, especially networking and broadcast products. Sales into export markets, including the Middle East and Latin America, were up 6% primarily due to increased penetration into Middle Eastern markets.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the three months ended September 30, 1999 compared with the same period in 1998.


                                                         Three Months Ended
                                                            September 30,                   % Increase(Decrease)
                                                --------------------------------------          1999 Compared
                                                     1999                  1998                   With 1998
-----------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except % data)

Gross profit                                       $ 49,206              $ 32,968                   49%
    As a % of revenue                                  21.0%                 21.8%

Operating earnings                                 $ 23,758                $7,208                  230%
    As a % of revenue                                  10.1%                  4.8%

Income from continuing operations, before
income taxes                                       $ 18,525               $ 5,342                  247%
    As a % of revenue                                   7.9%                  3.5%

Income from continuing operations                  $ 11,531                $3,272                  252%
    As a % of revenue                                   4.9%                  2.2%


Gross profit for the third quarter of 1999 was up 49% from the third quarter of 1998. This increase was primarily a result of increased internal sales volumes and the acquisitions of EIW in November 1998 and CSI in June 1999, partially offset by lower average pricing in the industrial and networking markets, as well as lower revenues in the European region. In addition, the Company incurred additional overhead costs in the third quarter of 1999 as it was ramping up production at its new facility in Lancaster County, South Carolina. By the end of third quarter of 1999, these activities had been substantially completed. The decrease in gross profit as a percent of revenues in 1999 was primarily attributable to lower average pricing primarily in the industrial and networking markets as well as the inclusion of currently less profitable EIW and CSI, which have the effect of lowering the average gross profit percentage realized. These decreases were partially offset by cost saving programs put into effect in the fourth quarter of 1998, including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new lower-cost facility. The impact of these items, which the Company began to realize during the first nine months of 1999, is expected to continue to favorably impact gross profit as the savings are fully realized throughout the remainder of this year.

Operating earnings and operating earnings as a percent of revenue increased during the third quarter of 1999 compared to the third quarter of 1998 due to higher gross profit. In addition, the impact of selling, general, and administrative expense savings associated with the voluntary termination program put in place in the third quarter of 1998, partially offset by additional expenses from acquisitions, further contributed to the favorable growth in operating earnings.

Income before income taxes increased due to higher operating earnings, partially offset by higher interest costs associated with higher average debt levels and effective interest rates. Average debt levels are higher primarily due to the 1998 stock buyback program under which 1.9 million shares were repurchased, as well as the acquisition of EIW on November 30, 1998 and the acquisition of CSI on June 28, 1999. Average debt during the third quarters of 1999 and 1998 was $296 million and $148 million, respectively. The Company's average daily interest rate for the third quarter of 1999 was 6.9% compared to 6.0% for the same period in 1998.

The Company's effective tax rate was 37.8% and 38.8%, for the three months ended June 30, 1999 and 1998, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

All amounts below have been presented excluding the discontinued operation described in footnote 6 to the financial statements.

Revenues
Revenues from continuing operations for the nine months ended September 30, 1999 were $560.3 million compared with $506.0 million in the same period last year, an increase of 11%. Included in the first nine months of 1999 compared to 1998 is approximately $92.1 million of revenues related to the acquisitions of Olex Communication Cable (Olex), completed February 28, 1998, EIW and CSI. The following table shows the components of the 11% increase in the Company's revenues for the first nine months of 1999 in each of the Company's four served markets.


                                                             % Increase (Decrease)
                                       % of Total              in 1999 Revenues
                                        Revenues              Compared with 1998
                                        --------              ------------------
Communications                             22%                         53%
Networking                                 22                          (5)
Industrial                                 35                          14
Entertainment & OEM                        21                          (5)



Communications market revenues were up 53% due primarily to the acquisition of CSI. Without the addition of CSI, revenues for the period would be down 8%. Strong recent demand for the Company's CATV products servicing the DBS market in the United States has offset continued weakness in the European region.

Networking market revenues for the nine months ended September 30, 1999 were down 5% compared to the same period of 1998, a decline of 18% excluding the impact of acquisitions. The decrease in revenues is primarily attributable to three factors affecting the first two quarters of 1999. First, certain major distributors reduced inventory levels in late 1998 and during the first part of 1999, dampening the Company's sales. Second, average pricing levels for most networking products in the first nine months of 1999 were lower than the prior year primarily due to increased competition. Third, copper costs were approximately 9% lower in the first three quarters of 1999 from the first three quarters of 1998 and contributed further to the negative pricing environment for the Company's products. At the end of the third quarter, distributor inventories appear to be at reasonable levels while end user demand for the Company's data products continues to be strong. Pricing for networking products has stabilized in the market and has in fact increased, primarily in response to increased material costs as well as strong demand.

Industrial market revenues were up 14% in the first nine months of 1999 over 1998. Without the addition of revenues from acquisitions, revenues would be up 1% in the first nine months of 1999 compared to the same period in 1998. Lower average copper costs for the period have kept pricing pressure on this market. Increasing volumes and improved product mix have led to higher industrial revenues in Canada, reflecting a shift from lower margin electrical products to higher margin industrial instrumentation cable. While the industrial market has been under pressure from lower commodity prices and weak capital spending for most of the year, recent increased demand has been seen for the Company's products in the North American markets.

Entertainment & OEM market revenues declined 5% in the first nine months of 1999 compared with 1998. The decline is due primarily to the impact of lower demand and lower copper costs on TV monitor deflection coils manufactured in Europe. The softness for these products in Europe is expected to continue at least through the remainder of this year. Partially offsetting the revenue decline was an increase in broadcast revenues of 3% in first nine months of 1999 from the same period last year, primarily due to strength in the third quarter of 1999. This strength has been driven by strong demand for stadium projects as well as continued digital upgrading projects. The Company expects to continue to benefit from the digital conversion of professional broadcasters due to its well-positioned mix of audio/video products.

U.S. revenues, which represented approximately 67% of total revenues in the first nine months of 1999, increased 11% from 1998 due primarily to the addition of CSI. Without the addition of CSI, revenues in the U.S. would be down 7%. This decrease is primarily due to lower average pricing and reductions of distributor inventories from the above normal levels in the prior year. European revenues increased 14% in the first nine months of 1999 compared with 1998 due to the addition of EIW. Without the addition of EIW, sales in Europe would be down 18%. This decrease is due to weakening demand for TV monitor deflection coils, the impact of lower copper prices, and overall weakness across all markets in the European region. Canadian revenues are flat to the prior year as lower average commodity prices and weak export demand for electrical products has been offset by product mix shifts towards more profitable industrial instrumentation cable. European and Canadian revenues represented 17% and 5% of total revenues, respectively, for the first nine months of 1999. Sales to the Asia/Pacific region, which represented 7% of revenues for the first nine months of 1999 increased 19% in the first nine months of 1999 compared with 1998, due partially to the additional revenues contributed from the February 28, 1998 acquisition of Olex, and a mild recovery being experienced in the region. Sales into export markets, primarily Latin America, which represents about 4% of revenues, were down 2%.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of income from continuing operations for the first nine months of 1999 compared with the same period in 1998.


                                                           Nine Months Ended
                                                             September 30,                    % Increase(Decrease)
                                                    ---------------------------------            1999 Compared
                                                         1999                    1998              With 1998
----------------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except % data)
Gross profit                                           $123,812               $129,582               (4.5)%
    As a % of revenue                                      22.1%                  25.6%

Operating earnings                                      $52,432                $60,185              (12.9)%
    As a % of revenue                                       9.4%                  11.9%

Income from continuing operations before
income taxes                                            $43,367                $54,837              (20.9)%
    As a % of revenue                                       7.7%                  10.8%

Income from continuing operations                       $26,996                $33,588              (19.6)%
    As a % of revenue                                       4.8%                   6.6%

The decrease in the gross profit amount was due to lower pre-acquisition revenues in the first nine months of the year and the impact of lower average prices in excess of the pass-through of lower copper costs, mostly offset by the addition of CSI on June 28, 1999. In addition, the Company incurred additional overhead costs in the first nine months of 1999 versus 1998 as production was transferred from two higher cost facilities into a new lower-cost facility in Lancaster County, South Carolina. This transfer was completed during the second quarter of 1999 and production continued to be ramped up during the third quarter. The increase in production at this new facility created increased training costs, scrap, and other efficiency costs as the start-up operation takes hold. The decrease in gross profit as a percent of revenues in 1999 was primarily attributable to the duplication of overhead, increased training and efficiency costs, and the inclusion of currently less profitable acquired businesses, Olex in February 1998, EIW in November 1998, and CSI in June 1999. These decreases were partially offset by cost-saving programs put into effect in the fourth quarter of 1998 including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new lower-cost facility. The impact of these items, which the Company began to realize during the first nine months of

1999, is expected to continue to favorably impact gross profit as the savings are fully realized throughout the remainder of this year.

Operating earnings and operating earnings as a percent of revenue decreased during the first nine months of 1999 compared to the first nine months of 1998 due primarily to lower gross profit and additional depreciation related to computer system conversions completed earlier in 1998.

Income before income taxes decreased due to lower operating earnings and the increase in interest costs, which was related to higher average debt levels. Average debt levels are higher primarily due to the 1998 stock buyback program under which 1.9 million shares were repurchased, as well as the acquisition of EIW on November 30, 1998, and the acquisition of CSI on June 28, 1999. These were partially offset by strong cash flows in the first nine months of 1999, as well as the cash generated from the disposition of the Cord Products division. Average debt during the first nine months of 1999 and 1998 was $205 million and $141 million, respectively. The Company's average daily interest rate was 6.1% for the first nine months of 1999 and 1998.

The Company's effective tax rate was 37.8% and 38.8% for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $200 million Credit Agreement with a group of six banks. The Credit Agreement is unsecured and expires in November 2001. At September 30, 1999, the Company had $112 million available under the Credit Agreement. In addition, as of September 30, 1999, the Company had unsecured, uncommitted arrangements with four banks under which it may borrow up to $82 million at prevailing interest rates. At September 30, 1999, the Company had $38 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at September 30, 1999 that will mature in 2009, in addition to the private placement described below.

On September 9, 1999, the Company completed a private placement of $125 million in unsecured debt. The private placement was issued in tranches of $64 million, $44 million, and $17 million which will mature in five, seven, and ten years from closing with interest rates of 7.60%, 7.74%, and 7.95%, respectively. The proceeds of the private placement were used to pay off borrowings under a $125 million short-term bridge loan issued in connection with the acquisition of Holdings. The Note Purchase Agreement effecting this private placement contains affirmative and negative covenants including a minimum net worth, and a maximum ratio of debt to total capitalization.

The Company expects that cash provided by operations and borrowings available under its credit agreements will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first nine months of 1999, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations and dispositions) decreased by $13 million. The change in operating working capital was primarily due to higher receivables levels related to an increase in sales during the third quarter.

Capital Expenditures
For the first nine months of 1999, the Company made capital expenditures of $14.8 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $27 million during all of 1999 on these and similar projects.

Restructuring Activities
In the third and fourth quarters of 1998, the Company recorded a nonrecurring charge totaling $2.9 million ($1.8 million after tax) for salary continuation, extended medical coverage and other miscellaneous employee benefits related to a reduction of 35 salaried employees in the Electronics segment. All employees were terminated prior to December 31, 1998. At September 30, 1999, $0.6 million remained to be paid related to this charge.

YEAR 2000 READINESS
The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk.

Primary Business Operating Systems
The Company has completed the implementation of an integrated business information system at several operating units representing 97% of 1998 revenues (excluding the recent acquisitions discussed below). The primary purpose was to replace numerous old mainframe legacy systems with an integrated enterprise-wide business system in an effort to streamline business processes, reduce programming and maintenance efforts, and improve efficiencies throughout the organization. The Company has incurred a total capitalized cost of approximately $19 million relating to implementing the new system which is being amortized over five years. Although implementing this new system was unrelated to specific concerns over the Year 2000 issue, a benefit of this initiative is that the resulting system is Year 2000 compliant.

Manufacturing and Other Systems
The Company is now in the process of inventorying, assessing, renovating and testing as it relates to manufacturing systems, and other supplemental information systems and applications necessary to achieve a Year 2000 date conversion with no effect on customers or disruption to business operations. The Company has completed substantially all of the inventory and assessment phases of its plan, and is in the process of completing the renovation and testing phases. Critical manufacturing systems include plant accounting and reporting, planning, and process controls. Plant accounting and reporting as well as planning were addressed as part of the integrated enterprise-wide business system and are therefore largely compliant. Process control units have been replaced over the last three years with Year 2000 compliant units in the normal course of equipment upgrades. Non-compliant units represent less than 1% of the units in production and are being replaced throughout 1999 as part of the normal equipment upgrades or have been determined not to pose a risk to the manufacturing process.

Recent Acquisitions
All significant business system Year 2000 related remediation efforts at CSI have been completed. Testing efforts and remediation of ancillary systems continue and are expected to be completed by the fourth quarter of 1999. CSI expects to incur less than $500,000 for the remainder of 1999 on this effort. Related to the acquisition of Duna/Dorfler as discussed in note 8, the Company has received certain representations from the seller as to Year 2000 readiness. The Company believes that there is no significant risk to the operating performance of the Company from any non-compliance related to these operating units.

Third Party Readiness
The Company has initiated formal discussions with its key suppliers, customers and financial institutions to determine the extent to which the Company is vulnerable to third parties' failure to correct their own Year 2000 issues. For virtually all products and services the Company has multiple suppliers. The Company also has a diverse customer base with only one customer representing more than 10% of revenue. While the Company continues to discuss readiness issues with customers and suppliers, it has determined through its contingency planning process that the Company has adequate distribution partners to service the market for our products in the event that certain distributors are not ready, and all significant single source suppliers have indicated they are currently prepared. The Company will continue to monitor the status of its customers' and suppliers' readiness to develop alternative contingency plans if necessary. The Company will also consider strategic increases in its inventory levels during the upcoming months.

Due in part to the reliance placed on customers, suppliers and financial institutions, and their own susceptibility to Year 2000 issues, there can be no assurances that the Company will not be exposed to significant unfavorable operating results related to Year 2000 issues.

Conclusion
The total cost of compliance and its effect on the Company's future results of operations are not expected to be significant due to the recent implementation of the integrated business information system. The projects currently in process are expected to be completed by the end of the fourth quarter of 1999. Contingency plans will be reevaluated on an ongoing basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company recently completed a private placement of $125 million in long-term debt at fixed rates as described above. This debt, as recorded on the balance sheet at September 30, 1999, currently approximates its current fair market value.

The Company's exposure to commodity price risk, primarily copper, has increased due to the recent acquisition of Holdings. At September 30, 1999, the Company had commitments to buy 13,625,000 lbs of copper at a price of $10,590,000 and a fair value of $10,892,000.

FORWARD-LOOKING STATEMENTS
The statements set forth in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The economic downturn being experienced in the Asia/Pacific and European regions and its negative impact on revenues and earnings; heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions, including but not limited to cost saving and profit improvement initiatives at CSI; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to do so.

                            PART II OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibit 27.1 Financial Data Schedule


         (b) Form 8-K/A Filed September 2, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BELDEN INC.



Date: November 09, 1999              By:      /s/ C. Baker Cunningham
                                        -----------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President
                                          and Chief Executive Officer





Date: November 09, 1999              By:      /s/ Paul M. Schlessman
                                         ---------------------------
                                          Paul M. Schlessman
                                          Vice President, Finance, Treasurer
                                          and Chief Financial Officer