Form 10-K405
period 1999-12-31
BELDEN INC
filed 2000-03-24
CIK 910134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                   For the fiscal year ended December 31, 1999
                                       or
| | Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 |X|

Exhibit Index on Page ___                                        Page 1 of ___

================================================================================

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 16, 2000 is $611,124,147.

The number of shares outstanding of the registrant's Common Stock at March 16, 2000 is 24,387,928.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000 (the "Proxy Statement") (incorporated by reference into Part III).

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

Belden designs, manufactures and markets wire, cable and fiber optic products for electronics, electrical, and telecommunications applications. It has been in the business of manufacturing wire and cable for over 95 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper.

In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. In 1995 and 1996, an additional 2,500,000 shares of common stock, which were originally retained by Cooper, were sold to the public. In June 1999, Belden Inc. acquired all the outstanding shares of Cable Systems Holding Company and its subsidiary Cable Systems International Inc., now Belden Communications Company ("BCC"). With the acquisition of BCC, Belden began operating under two business segments: Electronics, headquartered in Richmond, Indiana, and Communications, headquartered in Phoenix, Arizona. For more information regarding Belden acquisitions, see "Note 4: Acquisitions" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Belden Inc., the publicly-traded parent company, is a Delaware corporation incorporated in 1993. Substantially all of its operations are conducted through BWC, BCC and its other subsidiaries.

As used herein, unless a business segment is identified or the context otherwise requires, "Belden" and the "Company" refer to Belden Inc. and its subsidiaries as a whole and their respective predecessors, including the Belden Division of Cooper. Financial information about Belden's two business segments appears in "Note 18: Industry Segments, Major Customers and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Company's major product markets are:

     - Networking, consisting of premise products for the transmission of voice, data or video, generally utilized as the backbone of computer networks
     - Industrial, including products used in factory automation, signal and control, industrial equipment and instrumentation equipment
     - Entertainment & OEM, including products used in broadcast (such as professional broadcasters, sports stadiums and arenas) and OEM applications, and deflection coil products
     - Communications, consisting of, for telecom applications, exchange cable (also called "PIC" for "plastic insulated cable") and service distribution wire, and broadband products.

Belden meets the demands of these product markets with various product configurations, which include multiconductor products, coaxial cables, fiber optic cables, heat-shrinkable tubing and wire management products, cordage, and lead, hook-up and other wire products. A more detailed description of certain of these product configurations follows.

Multiconductor Product Configurations. A multiconductor cable consists of two or more insulated conductors that are cabled together, individually twisted into pairs or run in a parallel configuration as a flat cable. Insulation may be extruded or laminated over bare conductors, or separately insulated conductors may be bonded or woven together. A cable may be unshielded, have individually shielded pairs or have an overall shield. The cable is covered with an overall jacket.

Coaxial Product Configurations. Coaxial cable consists of a central inner conductor surrounded by a concentric outer conductor or shield. A dielectric material separates the two conductors and a jacket covers the overall construction. The inner conductor is usually copper or copper-covered steel, while the outer conductor is usually a metallic tape or a wire braid. Various insulating and jacketing materials are used.

Fiber Optic Product Configurations. Fiber optic cables transmit light signals through glass or plastic fibers. Fiber optic cables may be either multimode or single mode.

Lead, Hook-up and Other Wire Product Configurations. Lead and hook-up wire consists of single conductor wire that is used for electrical leads. In Europe, Belden makes enamel coated wire used exclusively in the manufacture of precision deflection coils that are used with computer video screens and television monitors.

                  MARKETS AND PRODUCTS FOR ELECTRONICS SEGMENT

The Company's Electronics business segment designs, manufactures and markets various wire, cable and fiber optic product configurations that serve the Networking, Industrial, Entertainment & OEM and Communications product markets, as described in more detail below.

Networking. In the Networking product market, Belden supplies both shielded and unshielded multiconductor cables, and to a lesser extent coaxial cables, for use within the premises (hence the use of the term "premise" products) for the transmission of voice, data, video or a combination of these. Networking products are generally used as the backbone of computer networks, linking local area networks ("LANs"), workstations, equipment and other peripheral devices to each other or to telecommunications service wire. Belden's multiconductor product line for the Networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist(R) cables for high speed transmission. It also includes MediaTwist(R) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. Belden also sells fiber optic cables for utilization in LAN applications. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building.

Belden's primary channels to the Networking product market include distributors, computer original equipment manufacturers ("OEMs") and systems integrators who design and install multivendor data/voice systems. Networking product sales by both of Belden's business segments constituted approximately 22%, 24% and 21% of Belden's consolidated revenues in 1999, 1998 and 1997, respectively.

Industrial. The Industrial product market requires a broad range of products for industrial signal, instrumentation and control applications involving programmable controllers, robotics, process control and computer-integrated manufacturing, as well as traffic signal cable and cable for fire alarm, smoke detection, sprinkler control and security systems. Many industrial environments, such as refineries or other natural resource manufacturing facilities, require cables with exterior armor or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. Belden manufactures and markets multiconductor products and, to a lesser degree, coaxial and fiber optic products, that are designed for all these applications. Belden also manufactures electrical wire used for the industrial power markets. Belden sells these industrial signal, instrumentation and control products primarily through wire specialist distributors and redistributors.

Also within the Industrial product market, computer equipment requires various multiconductor, flat, coaxial and fiber optic product configurations to interconnect peripheral pieces of equipment, such as printers, to computers. Belden supplies these product configurations for such applications. Belden also supplies heat-shrinkable tubing and wire management products to protect and harness wire and cable assemblies. Belden's primary market channels for these products are direct sales to computer and instrumentation OEMs and sales through assembly houses and distributors.

Belden-wide Industrial product sales constituted approximately 33%, 35% and 37% of Belden's consolidated revenues in 1999, 1998 and 1997, respectively.

Entertainment & OEM. Belden manufactures a variety of multiconductor and coaxial products which distribute audio and video signals for use in broadcast television (including digital television and HDTV), broadcast radio, pre-and post-production facilities, recording studios and public facilities such as arenas and stadiums. Belden's audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. Belden's primary market channels for these broadcast, music and entertainment products are broadcast specialty distributions and audio systems installers. Belden also sells directly to music OEMs and the major networks including NBC, CBS, ABC and FOX.

On the OEM side of the Entertainment & OEM product market, Belden makes flat cable products for use in internal computer component wiring, and to interface internal components such as circuit boards, switching devices and other active components. Belden primarily sells these products directly to computer and instrumentation OEMs and through assembly houses and distributors.

Belden's OEM products also include lead and hook-up wire that is used for electrical leads in motors, internal wiring and test equipment, which Belden sells primarily to OEMs that manufacture motors, transformers, ballasts and lighting, electronic equipment and coil winders. Belden also markets these products through electrical apparatus parts distributors, wire specialist distributors and electrical wholesalers. In Europe, Belden manufactures enamel coated wire used exclusively in the manufacture of precision deflection coils that are used with computer video screens and television monitors. These products are sold directly to OEMs. Belden also fabricates and sells directly to OEMs wire for components used in the production of active and passive electronic components which provide the circuitry connections for electronic data equipment.

Belden-wide Entertainment & OEM product sales constituted approximately 21%, 25% and 27% of Belden's consolidated revenues in 1999, 1998 and 1997, respectively.

Communications. Within the Communications product market, Belden supplies products that transmit voice, video, and data signals through the public telephone network. Because these are principally manufactured by the Communications business segment, they are discussed in connection with that segment below.

Also within the Communications product market, Belden manufactures flexible, copper-clad coaxial cable, sometimes generically referred to as "broadband", which provides high speed transmission of voice, data and video. This coaxial cable made by Belden is used for the "drop" section of a cable television (CATV) system and Direct Broadcast Satellite (DBS) system. The drop cable section distributes the signal from the "trunk" portion of the CATV system or the satellite dish in a DBS system into the home. Belden also has a composite cable capability for a combination of CATV and telephone pair to meet the changing needs of the converging CATV and telecommunication markets. Further, Belden manufactures a copper base trunk distribution cable widely used throughout Europe meeting local specifications within the region. In addition, Belden makes fiber optic single mode cable for CATV applications.

The CATV drop cable market includes both new cable installations and the repair and replacement of existing cable. Belden's CATV cable is sold directly to multiple systems operators (MSOs) who operate CATV systems throughout the world and through CATV and electronic distributors.

Also within the Communications product market, Belden sells coaxial cables used in connection with wireless applications, such as cellular, PCS, PCN and GPS.

MARKETS AND PRODUCTS FOR COMMUNICATIONS SEGMENT

The Company's Communications business segment designs, manufactures and markets wire and cable products that serve the Communications and Networking product markets. Within the Communications product market, Belden supplies products that transmit voice, video, and data signals through the public telephone network. Sophisticated digital network and switching equipment used in many of the advanced telephone systems require specialty cable. Belden supplies exchange cable--a type of multiconductor cable also known as "PIC" or plastic insulated cable--which is used to provide telephone and data circuits from the central office (where switching equipment is located) or distribution cabinets to neighborhoods or buildings (where circuits are required), and service distribution wire, also a multiconductor cable which extends the voice, video, or data circuit from the exchange cable to a business or home. Belden also makes some fiber optic products for communications applications. Belden's PIC cable products, and the majority of its service distribution wire products, are manufactured by its Communications business segment, and are sold generally to the regional bell operating companies (RBOCs) directly and through distributors, and to other major communications companies.

Communications product sales by both of Belden's business segments constituted approximately 24%, 16% and 15% of Belden's consolidated revenues in 1999, 1998 and 1997, respectively.

                                    CUSTOMERS

Belden's Electronics business segment sells through distributors and directly to OEMs and installers of equipment and systems. Belden's Communications business segment sells primarily to Regional Bell Operating Companies (RBOCs) both directly and through distributors, and to other major communications companies. Sales to several business units of Anixter International Inc., primarily by the Electronics business segment, represented approximately 16% of Belden-wide sales in 1999, 18% in 1998 and 17% in 1997.

In general, Belden's customers are not contractually obligated to buy Belden products exclusively, in minimum amounts or for a significant period of time. They could purchase products that compete with Belden's products in lieu of purchasing products from Belden, and the loss of one or more large customers could, at least in the short-term, have an adverse effect on the Company's results of operations. However, the Company believes that its relationships with its customers are satisfactory and that the customers choose Belden products due to, among other reasons, the breadth of Belden's product offering and the quality and performance characteristics of its products.

Apart from this, the ongoing relationship that the Company's Electronics business segment has with its distributors raises other potential risks. For example, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales on a short-term basis. Further, certain distributors have been and may in the future be allowed to return inventory at the distributor's original cost, in an amount not to exceed three percent of the prior year's purchases, in exchange for an order of equal or greater value. The Company has recorded a liability for the estimated impact of this return policy.

The Company's Communications business segment sells telecommunications products primarily to RBOCs and other telecommunication companies under long term contracts, generally three to five years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, budget constraints, increasing system upgrades, and other factors.

                            INTERNATIONAL OPERATIONS

Belden's international sales consist primarily of products sold by the Electronics business segment into all four product markets. Belden's primary channels to international markets are through distributors, and direct sales to end users and OEMs.

Changes in the relative value of currencies take place from time to time and their effects on the Company's results of operations may be favorable or unfavorable. Belden sometimes engages in foreign currency hedging transactions to mitigate these effects. For more information about Belden's foreign currency exposure management, See "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As Belden continues to expand internationally, the increased opportunities are accompanied by increased risks arising from economic and political considerations in the countries served. For example, the improving, but still unsettled economic climate in the Asia/Pacific region and South America may adversely affect sales in those areas.

Financial information about Belden's geographic areas is shown in "Note 18:
Industry Segments, Major Customers and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                                   COMPETITION

Belden faces substantial competition in its major markets. The number and size of Belden's competitors varies depending on the product line and business segment.

For the Company's Electronics business segment, competition can be generally categorized as highly competitive with many players. Primary competition is either global in scope with competitors that have substantial financial, engineering, manufacturing and marketing resources, or regional in scope with competitors that have more limited product offerings with price as the differentiating feature. In recent years, competition has been further stimulated by the addition of several large wire and cable companies to the public marketplace through initial public offerings.

For Belden's Communications business segment, there are a handful of competitive players in the exchange cable and service distribution wire product area. There are numerous competitors in the segment's other product areas. Due to the buying power of the RBOCs and other factors, the Communications segment faces highly competitive conditions.

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

                            RESEARCH AND DEVELOPMENT

The Company engages in a continuing research and development program, including new and existing product development, testing and analysis; process and equipment development and testing; and compound materials development and testing. For information about the amount spent on research and development, see "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                             PATENTS AND TRADEMARKS

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden(R) trademark. The Company has the right to use the Belden(R) trademark in connection with all of its current products. The Company, however, granted to Cooper, around the time of the Company's initial public offering, the exclusive royalty-free right to use the Belden(R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete. Other important trademarks used by Belden include DataTwist(R), MediaTwist(R), Flamarrest(R), UnReel(R), Duobond(R), Beldfoil(R), Conformable(R), Pope(R), Alpha(R), FIT(R), XTRA GUARD(R) and New Generation(R). Belden's patents and trademarks are primarily used by the Electronics business segment.

                                  RAW MATERIALS

The principal raw material used in many of Belden's products is copper. The Company has a copper hedging policy that attempts to match the period of the futures contract with the estimated time required to reflect the change in copper cost in the sales price of the Company's products. For additional information, see "Note 2: Summary of Significant Accounting Policies" and "Note 15: Commitments" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include, for the Electronics business segment, Teflon(R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum and optical fiber; and for the Communications business segment, the preceding materials as well as flooding and filling compound, bronze tape, color chips, steel, reemay, mylar and polyester film. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements, and resells these products under various names, especially Alpha Wire Company.

                                     BACKLOG

The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 1999, the Company's backlog of orders believed to be firm was $59.2 million, most of which is attributable to the Electronics business segment, compared to $48.9 million at December 31, 1998. The Company believes that all such backlog will be filled in 2000.

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

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden has agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation will continue over the coming months, at which time the Company will monitor the groundwater to verify compliance with state requirements.

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

                                    EMPLOYEES

As of December 31, 1999, the Company had approximately 5,400 full-time employees.

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

Because of patents owned by others and high capital requirements, the Company does not currently manufacture its own optical fibers, but purchases its requirements from others for further manufacturing. The Company has been a fiber optic cable supplier in niche, specialty markets since 1976, now manufacturing such cables on three continents, and believes that growth in fiber optic products presents a significant growth opportunity for the Company. At the same time, fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the vast majority of Belden's sales.

Fiber optic cables have not to date significantly penetrated the copper-based markets served by Belden due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Further, advances in data transmission equipment and copper cable technologies have increased the relative performance of copper solutions. For example, asynchronous transfer mode (ATM) technology using copper cable may further improve the attractiveness of copper-based solutions. However, a significant and rapid decrease in the cost of fiber optic systems relative to the cost of copper-based systems could make such systems superior on a price/performance basis to copper systems and could adversely effect the Company.

To date, the development of wireless devices has required the development of new wired platforms and infrastructure. In the future, wireless communications technology may represent a threat to both copper and fiber optic-based systems. Belden believes that the reduced signal security and the relatively slow transmission speeds of current systems restrict the use of wireless systems in many data communications markets. However, there are no assurances that future advances in wireless technology may not have an adverse effect on the Company's business.

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

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in "Note 4: Acquisitions" to Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company completed six acquisitions in 1997, 1998 and 1999. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. In particular, the addition of several large wire and cable companies to the public marketplace in recent years through initial public offerings has increased competition for acquisition candidates.

FORWARD-LOOKING STATEMENTS

The statements set forth in Item 1 of this Annual Report on Form 10-K other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The improving but still unsettled economic climate being experienced in the Asia/Pacific and South American regions and its impact on sales, heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions, including but not limited to cost saving and profit improvement initiatives at CSI; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs and other specific factors discussed elsewhere in this Annual Report on Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to do so.

                               EXECUTIVE OFFICERS

The following sets forth certain information with respect to Belden's executive officers. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

====================================================================================================================
                  NAME                             AGE                              POSITION
--------------------------------------------------------------------------------------------------------------------
C. Baker Cunningham                                 58        Chairman of the Board, President, Chief Executive
                                                              Officer and Director
--------------------------------------------------------------------------------------------------------------------
Paul Schlessman                                     43        Vice President, Finance, Treasurer and Chief
                                                              Financial Officer
--------------------------------------------------------------------------------------------------------------------
Peter J. Wickman                                    51        Vice President, Operations and
                                                              President, Belden Electronics
--------------------------------------------------------------------------------------------------------------------
Richard K. Reece                                    44        Vice President, Operations and
                                                              President, Belden Communications
--------------------------------------------------------------------------------------------------------------------
Kevin L. Bloomfield                                 48        Vice President, Secretary and General Counsel
--------------------------------------------------------------------------------------------------------------------
Cathy O. Staples                                    49        Vice President, Human Resources
--------------------------------------------------------------------------------------------------------------------

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

Paul M. Schlessman has been Vice President, Finance, Treasurer and Chief Financial Officer of the Company since July 1999. He was Vice President and General Manager of the Alpha Wire Division from February 1997 to July 1999. Prior to that, he was Vice President, Finance for Clarke American, a financial service subsidiary of Caradon, plc, from August 1996 to February 1997. From 1989 to August 1996 Mr. Schlessman worked in financial capacities with Cooper's Automotive Division. He has a B.S. degree in finance and accounting from Bowling Green State University and an MBA from the University of Toledo and is a Certified Public Accountant.

Richard K. Reece has been Vice President, Operations of the Company and President, Belden Communications since June 1999. He was Vice President, Finance, Treasurer and Chief Financial Officer of the Company from August 1, 1993 until June 1999. He was associated with the public accounting firm of Ernst & Young LLP from 1978 until June 1993 and was a partner with that firm since 1989. He has a B.S. degree in accounting from Auburn University and is a Certified Public Accountant.

Peter J. Wickman has been Vice President, Operations of the Company since 1993, and President, Belden Electronics since June 1999. He was Vice President, Finance and Planning for the Belden Division of Cooper from 1989 to July 1993. He was Controller of Cooper's Bussmann Division from 1983 to 1989. Mr. Wickman has a B.S. degree in accounting from Walton School of Commerce and is a Certified Public Accountant.

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company since August 1, 1993. He was Senior Counsel for Cooper from February 1987 to July 1993, and had been in Cooper's Law Department from 1981 to 1993. He has a B.A. degree in economics and a J.D. degree from the University of Cincinnati and an M.B.A. from Ohio State University.

Cathy Odom Staples has been Vice President, Human Resources of the Company since May 1997. She was Vice President, Human Resources for the Electronic Products Division of the Company from May 1992 to May 1997. Ms. Staples has a B.S.B.A. degree in human resources from Drake University.

ITEM 2.  PROPERTIES

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:

1. Used by Belden generally:

-------------------------------------------------------------------------------------------------------
                                                                                             OWNED
         LOCATION                          FACILITY TYPE                     SQUARE           OR
                                                                              FEET          LEASED
-------------------------------------------------------------------------------------------------------
St. Louis, Missouri          Executive Office                                    13,261     Leased
-------------------------------------------------------------------------------------------------------

2. Used by the Electronics business segment:

-------------------------------------------------------------------------------------------------------
                                                                                             OWNED
         LOCATION                          FACILITY TYPE                     SQUARE            OR
                                                                              FEET           LEASED
-------------------------------------------------------------------------------------------------------
Richmond, Indiana            Sales and Administrative Office                      53,575     Owned
-------------------------------------------------------------------------------------------------------
Richmond, Indiana            Engineering Center                                   70,000     Owned
-------------------------------------------------------------------------------------------------------
Richmond, Indiana            Manufacturing - electronics wire & cable            693,372     Owned
-------------------------------------------------------------------------------------------------------
Richmond, Indiana            Distribution Center                                 145,000     Owned
-------------------------------------------------------------------------------------------------------
Monticello, Kentucky         Manufacturing - electronics wire & cable            222,800     Owned
-------------------------------------------------------------------------------------------------------
Tompkinsville, Kentucky      Manufacturing - CATV and flat cable                 228,800     Owned
----------------------------------------------------------------------------------------- -------------
Leominster, Massachusetts    Manufacturing - electronics wire & cable             61,200     Leased
-------------------------------------------------------------------------------------------------------
Elizabeth, New Jersey        Sales and Administration Office                       7,064     Owned
-------------------------------------------------------------------------------------------------------
Elizabeth, New Jersey        Distribution Center                                 197,250     Owned
-------------------------------------------------------------------------------------------------------
Fort Mill, South Carolina    Manufacturing - electronics wire & cable            240,000     Owned
                             and fiber optics cable
-------------------------------------------------------------------------------------------------------
Essex Junction, Vermont      Manufacturing - high temperature                     77,400     Owned
                             electronics wire & cable
-------------------------------------------------------------------------------------------------------
Cobourg, Ontario, Canada     Manufacturing - electrical and                      215,000     Owned
                             electronics wire & cable; Sales and
                             Administrative Office and Distribution
                             Center
-------------------------------------------------------------------------------------------------------
Tottenham, Victoria,         Manufacturing--electrical and electronics
Australia                    wire & cable; Sales and Administrative              140,000     Leased
                             Office and Distribution Center
-------------------------------------------------------------------------------------------------------
Klosterneuburg, Austria      Manufacturing--electrical and electronics            43,000     Leased
                             wire & cable; Sales and Administrative
                             Office
-------------------------------------------------------------------------------------------------------
Villingen-Schwenningen,      Manufacturing - electrical and                      125,000     Owned
Germany                      electronics wire & cable; Sales and
                             Administrative Office and Distribution
                             Center
-------------------------------------------------------------------------------------------------------
Budapest, Hungary            Manufacturing--electrical and electronics            79,000     Owned
                             wire & cable; Sales and Administrative
                             Office
-------------------------------------------------------------------------------------------------------
Venlo, The Netherlands       Manufacturing - electrical and                      585,000     Owned
                             electronics wire & cable and fiber optics
                             cable; Distribution Center; and Sales and
                             Administrative Office
-------------------------------------------------------------------------------------------------------

3. Used by the Communications business segment:


--------------------------------------------------------------------------------------------------------
                                                                                              OWNED
          LOCATION                          FACILITY TYPE                     SQUARE           OR
                                                                               FEET          LEASED
--------------------------------------------------------------------------------------------------------
Phoenix, Arizona              Manufacturing - Communications and               1,300,000      Owned
                              networking wire & cable; Sales and
                              Administrative Office and Distribution
                              Center
--------------------------------------------------------------------------------------------------------

The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

In connection with its public offering in 1993, the Company made an election under Section 338(h)(10) of the Internal Revenue Code, with the effect that the tax basis in the Company's assets was increased to the deemed purchase price of the assets. This election resulted in an increase in the Company's tax basis and available income tax deductions. Pursuant to a Tax Sharing and Separation Agreement (the "Tax Agreement") entered into by the Company and Cooper in connection with the offering, the Company agreed to pay to Cooper the amount of the benefit realized with respect to the increase in its tax basis (retaining 10% of the tax benefit relating to the amortization of capitalized costs of certain intangibles, such as goodwill), as realized on a quarterly basis. Following an audit of the Company's tax years for 1993 through 1995, the IRS issued a deficiency disallowing the increase in the Company's tax basis for intangibles, and the related amortization deductions claimed by the Company. The Company believes this deficiency is contrary to tax law, and in January 1999, filed a petition in the United States Tax Court requesting a redetermination. Under the Tax Agreement, Cooper would be responsible for 90% of any amount which is finally determined to be owed by the Company and would be contractually obligated to defend the Company against such matters. During October 1999, the parties entered a Stipulation as to Settled Issues, which allows in full the Company's increase in tax basis for intangibles, and the related amortization deductions. It is anticipated that this case will be closed in 2000 pending resolution of some other, immaterial tax issues. Accordingly, the Company believes that it is unlikely that the outcome of this matter will have a material adverse effect on the Company.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

At March 16, 2000, there were 1,065 record holders of Common Stock of Belden Inc. Belden's common stock is traded on the New York Stock Exchange (NYSE), under the ticker symbol "BWC". The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

                       COMMON STOCK PRICES AND DIVIDENDS

                                                                     1999 (by quarter)
                                       -------------------------------------------------------------------------------
                                              1                      2                   3                    4
----------------------------------------------------------------------------------------------------------------------
Dividends per common share                  $.05                   $.05                 $.05                 $.05
Common stock prices:
      High                                    22                   24 1/2               25 1/2               21 11/16
      Low                                  15 9/16                 15 3/4              20 5/16               17 1/16


                                                                     1998 (by quarter)
                                       -------------------------------------------------------------------------------
                                              1                      2                   3                    4
----------------------------------------------------------------------------------------------------------------------
Dividends per common share                  $.05                   $.05                 $.05                 $.05
Common stock prices:
      High                                  42 1/4                 43 7/8               33 1/8               21 3/16
      Low                                  33 9/16                 29 7/8               13 1/8               11 1/4
----------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of employees)

                                                       1999           1998           1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------
Income statement data:
  Revenues                                              $818,614      $ 664,148      $ 676,898     $ 586,731       $ 536,642

  Operating earnings                                      79,890         65,802        104,309        91,303          78,157

  Income from continuing operations                       40,991         35,927         60,024        53,589          45,344

  Diluted earnings per share from
   continuing operations                                    1.68           1.40           2.28          2.04            1.73
-----------------------------------------------------------------------------------------------------------------------------

Balance sheet data:
  Total assets                                          $712,464      $ 500,472      $ 475,129     $ 371,645       $ 332,787

  Long-term debt                                         283,817        162,850        124,047        71,630          81,458

 Other long-term obligations                              61,334         44,155         39,051        37,573          36,181

  Stockholders' equity                                   247,527        219,667        228,954       179,707         131,902
-----------------------------------------------------------------------------------------------------------------------------

Other data:
  Average number of employees                              4,500          3,400          3,300         3,000           3,000

  Dividends per common share                            $    .20      $     .20      $     .20     $     .20       $     .20
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business Segments
The Company's operations are conducted within two business segments, the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets wire, cable, and fiber optic products primarily for the electronics and electrical markets, including products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets wire and cable primarily for the telecommunications market. The segment includes products used for the transmission of voice, video, and data. These products are sold primarily to major communications companies directly and through distributors.

Change in Reported Served Markets
During 1999, the Company revised the reported served markets for which revenues are publicly reported. This was done to provide information that is more closely associated with underlying markets and economic activities. The markets are Communications, Networking, Industrial, and Entertainment & OEM. All prior period served market information presented has been restated for comparative purposes. The following describes each of the markets.

Communications Market
This market consists of (1)"Exchange Cable", also known as "PIC" or plastic insulated cable, which is used to provide telephone and data circuits from the central office (where switching equipment is located) or distribution cabinets to neighborhoods or buildings (where circuits are required), (2)"Service Distribution Wire", which extends the voice, video, or data circuit from the exchange cable to a business or home, and (3)"CATV", sometimes generically referred to as "broadband", which provides high speed transmission of voice, video, and data.

Networking Market
This market consists of premise products, those used within the premises, for the high speed transmission of voice, data, video, or a combination of these products. These products are generally utilized as the backbone of computer networks, linking local area networks, workstations, equipment, and other peripheral devices to each other or to telecommunications service wire. Constructions can utilize twisted pair technology, coaxial, or fiber optics.

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

RESULTS OF OPERATIONS 1999 COMPARED WITH 1998

Revenues
Belden's revenues for the year ended December 31, 1999 were $818.6 million compared with $664.1 million in 1998, an increase of 23%. Average copper prices paid in 1999 were approximately 4% less than in 1998 (16% decrease in the first half of 1999, 9% increase in second half of 1999). Since changes in the cost of copper are generally passed through in the price of the Company's products containing copper, changes in the cost of copper are likely to continue to affect the Company's revenues. Revenues were higher in 1999 compared with 1998 by approximately $131 million due primarily to the inclusion of Cable Systems International Inc. (CSI), which was acquired June 28, 1999, and Dorfler Kabelwerk GmbH (Dorfler) and Duna Kabel Kft. (Duna), which were acquired on October 26, 1999. The remaining increase in revenues is attributable to both the performance of businesses acquired in the prior year as well as internal growth in the U.S. offset by declines in the European region. This increase was dampened by approximately $5 million, or less than 1%, due to the impact of foreign currency exchange rates. The Company experienced a devaluation of the dollar as it converted some of its foreign-based revenues into dollars. The following table shows the components of the reported 23% increase in the Company's 1999 revenues compared with 1998 in each of Belden's four served markets.

                                                              % Increase
                                     % of Total            In 1999 Revenues
                                    1999 Revenues         Compared with 1998
------------------------------------------------------------------------------

Communications                          24.3%                     85.5%

Networking                              22.0                      13.0

Industrial                              33.2                      17.4

Entertainment & OEM                     20.5                       1.0

------------------------------------------------------------------------------

Communication products include wire and cable for telecom applications such as exchange cable, service distribution wire, and broadband audio/video products. Communications market revenues were up 86% due primarily to the acquisition of CSI. Without the impact of acquisitions, revenues for the period would be down 5%. The reason for this decline was that strong recent demand for the Company's CATV products servicing the direct broadcast satellite ("DBS") market in the United States was offset by the continued weakness in the European region. Communication products for telecom applications are sold primarily to RBOC's and other telecommunication companies under long term contracts, generally three to five years. Due to the size of these contracts, the award or loss of a contract may have a material impact on operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, budget constraints, increasing system upgrades, and other factors, leading to potential variations in the reported quarterly operating results of the Company.

Networking products include wire and cable installed in buildings (premise) for the high speed transmission of voice, data, or video generally used as the backbone of computer networks. Networking market revenues for the year were up 13% compared to the same period of 1998. This increase was primarily due to the Company's acquisition in November 1998 of ABB-Electro-Isolierwerke GmbH (EIW) and CSI in June 1999, offset by declines in U. S. Excluding the impact of acquisitions, this would be a decline of 8%. The decrease in revenues is primarily attributable to three factors affecting the first two quarters of 1999. First, certain major distributors reduced inventory levels in late 1998 and during the first part of 1999, dampening the Company's sales. Second, average pricing levels for most networking products in 1999 were lower than the prior year primarily due to increased competition. Third, copper costs were approximately 4% lower in 1999 from 1998 and contributed further to the negative pricing environment for the Company's products. At the end of the year, distributor inventories appear to be at reasonable levels while end user demand for the Company's data products continues to be strong. Pricing for networking products has stabilized in the market and has recently increased, primarily in response to increased material costs as well as strong demand.

Industrial products include wire and cable used in factory automation, signal and control, and instrumentation applications. Industrial market revenues were up 17% in 1999 over 1998. Without the addition of revenues from acquisitions, revenues would be up 5% in 1999 compared to the same period in 1998. Lower average copper costs for the period have kept pricing pressure on this market. Increasing volumes and improved product mix have led to higher industrial revenues in North America, reflecting a shift from lower margin electrical products to higher margin industrial instrumentation cable. While the industrial market has been under pressure from lower raw material prices and weak capital spending for most of the year, recent increased demand has been seen for the Company's products in the North American markets.

Entertainment & OEM products include wire and cable used in broadcast (such as sports stadiums and media studios) and OEM applications, and television and CRT deflection coils. Entertainment & OEM market revenues increased 1% in 1999 compared with 1998. Without the impact of acquisitions, this would be a decrease of 4%. This decline is due primarily to the impact of lower demand and lower copper costs on TV monitor deflection coils manufactured in Europe. The softness for these products in Europe is expected to continue at least through the remainder of 2000. Partially offsetting the revenue decline in Europe was an increase in broadcast revenues in the U.S. driven by strong demand for stadium projects as well as continued upgrading projects necessary for the conversion from analog to digital broadcasting. The Company expects to continue to benefit from the digital conversion of professional broadcasters due to its broad, quality mix of audio/video products.

Average prices for the Company's products were down in 1999 compared with 1998. This decline was primarily attributable to the decline in market prices for both high temperature and low temperature networking cable, as well as the impact of lower average copper costs on other product lines.

United States revenues, which represented approximately 68% of 1999 total revenues, increased 29% from 1998, due primarily to the acquisition of CSI. Revenues from the Asia/Pacific, Latin America, and other export regions represented approximately 10% of 1999 total revenues and increased 12% from 1998, reflecting improving stability in those regions. European revenues increased 18% from 1998, and increased 23% in local currency. The increase is primarily due to the carryover effect of the acquisition of EIW late in 1998, partially offset by an unfavorable pricing environment and general weakness in most of the Company's served markets in the European community. Canadian revenues decreased 3% from 1998 due primarily to a softening for the Company's industrial products. Revenues from European and Canadian customers represented 17% and 5% of 1999 total revenues, respectively.

Costs, Expenses and Earnings
The following table sets forth information comparing the 1999 components of earnings with 1998.

                                                                                                    % Increase in
                                                                                                    1999 Compared
                                                          1999                   1998*                with 1998
------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                             $179,632               $162,800              10.3%
   As a percent of revenues                                    21.9%                  24.5%

Operating earnings                                       $ 79,890               $ 65,802              21.4%
   As a percent of revenues                                     9.8%                   9.9%

Income from continuing operations before
taxes                                                    $ 65,848               $ 58,657              12.3%
   As a percent of revenues                                     8.0%                   8.8%

Income from continuing operations                        $ 40,991               $ 35,927              14.1%
   As a percent of revenues                                     5.0%                   5.4%
------------------------------------------------------------------------------------------------------------------

* 1998 results include the impact of the $5,564 ($9,084 pretax) nonrecurring charges related to employee separation, discontinued product lines, and costs related to a failed Asia/Pacific distributor.

The increase in the gross profit amount was due to higher revenues resulting from 1999 acquisitions, internal growth in the United States, the carryover effect of acquisitions completed in the prior year, and improved profitability within the Electronics segment. Gross profit as a percent of revenues declined as improved profitability in the Electronics segment was offset by the impact of the results of the Company's currently lower margin Communications segment. Cable Systems International (CSI), which makes up most of the Communications segment, was acquired at the end of June 1999.

The increase in gross profit led to higher operating earnings during the year. Also contributing to this was an improvement in selling, general, and administrative expenses to 12% of revenues in 1999 versus 13% in 1998.

This improvement was primarily due to the effect of cost reduction programs put in place in the Electronics segment in late 1998, as well as the impact of the CSI acquisition which has a lower selling, general, and administrative cost base as a percent of revenues than the other business segment of the Company. Included in operating earnings in 1998 was $9.1 million ($5.6 million after tax) of nonrecurring items related to employee separation, discontinued product lines and costs related to a failed Asia/Pacific distributor.

Income from continuing operations before income taxes increased to $65.8 million in 1999 from $58.7 million in 1998, or 12% due to higher operating earnings, which were partially offset by an increase in interest expense because of greater borrowings at higher interest rates. The increase in borrowings resulting from the 1999 acquisitions was partially offset by cash flow from operations. Average debt outstanding during 1999 and 1998 was $229 million and $146 million, respectively. The Company's average daily interest rate was 6.4% in 1999 compared with 6.1% in 1998.

The Company's effective tax rate was 37.8% and 38.8% in 1999 and 1998, respectively. The decrease is the result of various tax saving strategies implemented by the Company during the year.

RESULTS OF OPERATIONS 1998 COMPARED WITH 1997

Description of Changes to Reported Results
On May 7, 1999, the Company completed the sale of its Cord Products Division, which had comprised the Cord Products segment. The operating results of the Cord Products segment, including a first quarter of 1999 provision for a loss on the sale of $5.2 million net of tax, has been segregated from continuing operations and reported separately in the consolidated income statements. The net assets have been classified within the current assets section of the December 31, 1998 balance sheet as "Net assets of discontinued operations". The following discussion and analysis has been revised to exclude the results of this segment as well as the change in reported served markets.

Revenues
Belden's revenues for the year ended December 31, 1998 were $664.1 million compared with $676.9 million in 1997, a decrease of 2%. Revenues were approximately $24 million or 4% lower in 1998 compared with 1997 due to the pass-through of lower copper costs. Since changes in the cost of copper are generally passed through in the price of the Company's products containing copper, further changes in the cost of copper continue to affect the Company's revenues. Revenues also were reduced in 1998 by approximately $5 million, or less than 1%, due to the negative impact of converting local currencies from foreign operations into U.S. dollars. This decline in revenues was offset by approximately $20 million, or 3% due to the inclusion of Olex Communications Cable (Olex), acquired in February 1998, and EIW, acquired in November 1998. The following table shows the components of the reported 2% decrease in the Company's 1998 revenues compared with 1997 in each of Belden's four served markets.

                                                                                        % Increase/(Decrease)
                                                      % of Total                          In 1998 Revenues
                                                     1998 Revenues                       Compared with 1997
----------------------------------------------------------------------------------------------------------------------
Communications                                           16.1%                                   9.7%

Networking                                               24.0                                   10.5

Industrial                                               34.9                                   (6.9)

Entertainment & OEM                                      25.0                                  (10.9)
----------------------------------------------------------------------------------------------------------------------

The revenue growth in the communications market was primarily due to the inclusion of Olex and the increase in demand for the Company's telecommunication products, partially offset by weakness in demand for CATV products in Europe, Asia/Pacific and Latin American regions.

Networking market revenue growth was fueled by the continued networking of computers, workstations, and servers; upgrades of existing computer networks; and increased use of the internet. While revenues for computer networking products increased in 1998 compared with 1997, the Company experienced sales declines in the second half of 1998 compared with 1997 primarily due to distribution customers reducing their inventories of Belden products. These customers had previously increased their levels of the Company's products in excess of their customers' demand. During the period in which they reduced their inventory levels, they purchased lower levels of products from the Company.

Industrial market revenues declined in 1998 compared with 1997. This decrease was due primarily to lower prices, principally from the pass-through of lower copper costs. In addition, the drop in prices for many commodities such as metals and petroleum, and the slowed capital spending partially due to the impact of declining Asian demand, reduced demand for certain of the Company's products. Offsetting some of the decline in revenues for industrial products was the inclusion of EIW. Sales of the Company's computer interconnect products declined in 1998. The demand for computer interconnect products decreased as newer technologies displaced certain of these products with new computer networking and industrial cable supplied by the Company. Additionally, as the manufacturing of certain electronic equipment shifted to contract manufacturers in lower cost international markets, the Company lost business to local competitors.

The revenue decline in the entertainment and OEM markets reflected weakness during 1998 in the professional broadcast markets. Revenues from products serving the broadcast market were down in 1998 primarily due to broadcasters' continued delay of spending related to indecision about alternative digital formats. The remaining revenues for this market principally consist of electrical cordage, lead and hookup wire, and television set deflection coils. These revenues declined due to lower prices primarily from the pass-through of lower copper costs, lost business as certain electronic and electrical equipment manufacturers moved their production to lower cost international markets and economic slowdown in certain of the Company's served markets.

United States revenues, which represented approximately 65% of 1998 total revenues, were flat from 1997. Revenues from the Asia/Pacific, Latin America, and other export regions represented approximately 11% of 1998 total revenues and increased 4% from 1997. Without the 1998 acquisition of Olex, revenues to these regions would have decreased by 23% primarily due to the decline in the Asia/Pacific region. European revenues decreased 7% from 1997, and decreased 2% in terms of local currency. Without the acquisition of EIW late in 1998, European revenues would have decreased 9%. Canadian revenues decreased 15% from 1997 with currency translation accounting for almost 40% of this decline. This decrease is the result of lower capital spending by manufacturers in the natural resource sector due primarily to lower commodity prices and weak export demand. Revenues from European and Canadian customers represented 18% and 6% of 1998 total revenues, respectively.

Costs, Expenses and Earnings
The following table sets forth information comparing the 1998 components of earnings with 1997.

                                                                                                     % (Decrease)
                                                                                                    1998 Compared
                                                          1998*                 1997**                With 1997
----------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                            $ 162,800              $ 188,012               (13.4)%
   As a percent of revenues                                    24.5%                  27.8%

Operating earnings                                      $  65,802              $ 104,309               (36.9)%
   As a percent of revenues                                     9.9%                  15.4%

Income from continuing operations before                $  58,657              $  97,990               (40.1)%
taxes
   As a percent of revenues                                     8.8%                  14.5%

Income from continuing operations                       $  35,927              $  60,024               (40.1)%
   As a percent of revenues                                     5.4%                   8.9%
----------------------------------------------------------------------------------------------------------------------

+* 1998 results include the impact of the $5,564 ($9,084 pretax) nonrecurring charges related to employee separation, discontinued product lines, and costs related to a failed Asia/Pacific distributor.
** 1997 results include the impact of the $980 ($1,600 pretax) nonrecurring charge taken in the third quarter relating to plant consolidation and workforce reductions pursuant to a plan adopted in the third quarter. These costs relate to employee severance and plant closure expenditures.

The decrease in the gross profit amount was due to lower revenues and reduced profitability. Profitability declined primarily due to the impact of lower average prices in excess of the pass-through of lower copper costs and the "deleveraging" of certain production costs. The deleveraging resulted from making production declines at a greater rate than cost reductions. In addition, the impact of the inclusion in 1998 of the less profitable Olex and EIW acquisitions and the need early in 1998 to outsource production of certain computer networking cable due to capacity constraints contributed to the decline in gross profit and gross profit as a percent of revenues.

The decrease in gross profit led to lower operating earnings during the year. Also contributing to this decrease was an increase in selling, general, and administrative expenses to 13.0% of revenues in 1998 versus 11.9% in 1997. This was primarily due to additional depreciation and amortization related to the capitalization of computer system conversions early in 1998.

In 1998, the Company announced the following actions designated to improve its operating efficiencies:
- Accelerating the closing of the Electronics segment's Hudson, Massachusetts and Charlotte, North Carolina, facilities and transferring production into its new facility in Fort Mill, South Carolina. The new facility was completed late in 1998 and the closings and production transfer completed in mid-1999.
- Reducing salaried employment by approximately 7% in the Electronics segment through voluntary and involuntary programs. These reductions were complete by December 31, 1998.
-    Discontinuing certain less profitable lines within the Electronics segment.

In connection with these actions and other items, the Company took nonrecurring charges of $9.1 million ($5.6 million after tax). The above actions, as well as other cost reduction programs, generated annual savings of approximately $12 million before tax beginning in mid-1999.

Income from continuing operations before income taxes decreased to $58.7 million in 1998 from $98 million in 1997, or 40% due to lower operating earnings and an increase in interest expense because of greater borrowings at higher interest rates. The increase in borrowings resulted from the 1998 acquisitions and the purchase of approximately 1.9 million shares of Company common stock, which was partially offset by cash flow from operations. Average debt outstanding during 1998 and 1997 was $146 million and $135 million, respectively. The Company's average daily interest rate was 6.1% in 1998 compared with 5.7% in 1997.
The Company's effective tax rate was 38.8% in 1998 and 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources
The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At December 31, 1999, the Company had $116 million available under the Credit Agreement. In addition, as of December 31, 1999, the Company had unsecured, uncommitted arrangements with five banks under which it may borrow up to $82 million at prevailing interest rates. At December 31, 1999, the Company had $33 million available under these arrangements. The Company also had privately placed debt of $75 million outstanding at December 31, 1999 that will mature in 2009, in addition to the $125 million private placement described below.

On September 9, 1999, the Company completed a private placement of $125 million in unsecured debt. The private placement was issued in tranches of $64 million, $44 million, and $17 million, which will mature in five, seven, and ten years from closing with interest rates of 7.60%, 7.74%, and 7.95%, respectively. The proceeds of the private placement were used to pay off borrowings under a $125 million short-term bridge loan issued in connection with the acquisition of CSI. The Note Purchase Agreement effecting this private placement contains affirmative and negative covenants including a minimum net worth, and a maximum ratio of debt to total capitalization.

The Company expects that cash provided by operations and borrowings available under its credit agreements will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

During 1999, the Company increased debt by $121 million due primarily to the acquisitions of CSI, Dorfler and Duna. As a result, the Company's debt to total capitalization ratio increased from 42.6% at December 31, 1998, to 53.4% at the end of 1999.

Working Capital
During 1999, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations) increased $7 million. This increase resulted primarily from higher receivables associated with higher revenues late in the year partially offset by the favorable impact of higher payables.

During 1998, operating working capital decreased $29 million. This decrease resulted primarily from lower receivables associated with lower revenues late in the year and lower inventories as the Company has stressed strong cash flows in response to more challenging markets partially offset by lower taxes payable.

Capital Expenditures and Commitments
Capital expenditures currently planned for 2000, as well as actual expenditures for 1999 and 1998 are as follows:

                                                        2000                    1999                    1998
Years Ended December 31,                                Plan                   Actual                  Actual
----------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Modernization and
     Enhancement                                        $ 19                    $ 12                    $ 19
Capacity expansion                                        12                       6                      11
Other                                                     10                       7                      10
----------------------------------------------------------------------------------------------------------------------
                                                        $ 41                    $ 25                    $ 40
======================================================================================================================

EFFECTS OF INFLATION

During the years presented, inflation has had a relatively minor effect on the Company's results of operations. In recent years, the U.S. rate of inflation has been relatively low. In addition, because the Company's inventories are valued primarily on the LIFO method, current inventory costs are matched against current sales so that increases in costs are reflected in earnings on a current basis.

ENVIRONMENTAL REMEDIATION

The Company has been identified as a potentially responsible party with respect to five sites designated for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws. Belden does not own or operate any of these waste sites. Although estimates of cleanup costs have not yet been completed for most of these sites, the Company believes that, based on its review and other factors, including its estimated share of the waste volume at the sites, the existence of other financially viable, potentially responsible parties and the anticipated nature and scope of the cleanups, the costs to the Company relating to these sites will not have a material adverse effect on its results of operations or financial condition. Ground water contamination has been identified on the site of the Venlo, The Netherlands, manufacturing facility, which the Company acquired in 1995. The Company has recorded a liability for the remediation costs, which are currently estimated at approximately $1 million.

YEAR 2000 READINESS

The Company completed its Year 2000 readiness preparations during 1999. The Company's operations and the financial position of the Company as of December 31, 1999 or the period subsequent to December 31, 1999 until the date of this filing has not been impacted by any event related to Year 2000 issues. Impact of Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt by January 1, 2001, however the Company may adopt the Statement before this deadline. The Company expects to adopt the Statement effective with the first quarter of 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect the adoption of SFAS 133 to have a material effect on the earnings or financial position of the Company.

FORWARD-LOOKING STATEMENTS

The statements set forth other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The improving but still unsettled economic climate being experienced in the Asia/Pacific and South American regions and its impact on sales, heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions, including but not limited to cost saving and profit improvement initiatives at CSI; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs and other specific factors discussed elsewhere in this Annual Report on Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to do so.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates and certain commodity prices, as well as concentrations of credit risk. Each of these is discussed below.

Interest Rate Risk
The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's short-term and long-term debt obligations, the table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 1999.

                                                  Expected Maturity Dates
                                      -----------------------------------------------------------------
                                         2000      2001     2002     2003    2004          Thereafter      Fair Value
------------------------------------------------------------------------------------------------------------------------
(in millions, except rates)
Fixed-rate
   debt obligations                                                                         $75.0             $69.0
Average interest rate                                                                         6.92%

Fixed-rate
   debt obligations                                                         $64.0                             $63.0
Average interest rate                                                         7.60%

                                                  Expected Maturity Dates
                                      -----------------------------------------------------------------
                                         2000      2001     2002     2003    2004           Thereafter     Fair Value
------------------------------------------------------------------------------------------------------------------------
Fixed-rate
   debt obligations                                                                         $44.0             $43.1
Average interest rate                                                                         7.75%

Fixed-rate
   debt obligations                                                                         $17.0             $16.7
Average interest rate                                                                         8.06%

Variable-rate debt
   to be refinanced                   $83.8                                                                   $83.8

Average interest rate                   5.80%

Foreign Exchange Rate Risk
The following table provides information about the Company's financial instruments that are sensitive to changes in foreign currency rates. The Company maintains debt denominated in multiple foreign currencies in order to align a portion of the Company's borrowing in the same currency as that of the anticipated cash flow of its foreign operations.

                                                     Expected Maturity Dates
                                      --------------------------------------------------------------
                                          2000      2001     2002     2003    2004     Thereafter       Fair Value
-----------------------------------------------------------------------------------------------------------------------
Average exchange rates are stated in foreign currency/US dollars
(in millions, except rates)
Variable-rate Euro
   Debt to be refinanced                  $32.2                                                            $32.2
Average exchange rate                    1.0665

Variable-rate Australian Dollar
   Debt to be refinanced                  $10.4                                                            $10.4
Average exchange rate                    0.6458

Variable-rate Netherlands
   Guilder debt to be refinanced          $0.4                                                              $0.4
Average exchange rate                    0.4840

Commodity Price Risk
The Company is a purchaser of certain commodities, primarily copper. The company uses a combination of futures contracts and fixed price purchase commitments for hedging purposes to reduce the effect of changing commodity prices over the time frame required to reflect cost changes in sales price for the Company's products. The Company does not speculate on commodity prices. The following table presents both the open futures contracts and purchase commitments by the notional amount in pounds, the weighted average contract price, and total dollar amounts by expected maturity date. In addition, the table presents the physical inventory of copper at December 31, 1999, by the amount of pounds held at average cost. The fair value of copper futures contracts, commitments, and physical inventory as of December 31, 1999, is also presented.

                                                           Expected Maturity Dates
                                                           -----------------------
                                                               2000        2001                    Fair Value
-----------------------------------------------------------------------------------------------------------------------
(in millions, except average price)
Over-the-counter forward sell contracts
         Contract volume (pounds)                              5.0
         Weighted average price (per pound)                  $0.8198        -
         Contract amounts                                      $4.1         -                            $4.3

Purchase commitments
         Commitment volume (pounds)                            13.5
         Weighted average price (per pound)                  $0.8085        -
         Commitment amounts                                   $10.9         -                            $11.5

On-hand copper rod at December 31, 1999
         Pounds on hand                                        6.3
         Weighted average price (per pound)                  $0.8135        -
         Total value on hand                                   $5.1         -                            $5.3

Credit Risk
Sales to a major customer were $134.4 million or 16% of total sales in 1999 and $121.2 million or 18% of total sales in 1998. At December 31, 1999, outstanding receivables to this customer totaled $13.9 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors on Consolidated Financial Statements.

The Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. as of December 31, 1999 and 1998, and related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards required that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects the consolidated financial position of Belden Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

St. Louis, Missouri
January 25, 2000

BELDEN INC.
CONSOLIDATED BALANCE SHEETS

December 31,                                                             1999                         1998
-------------------------------------------------------------------------------------------------------------------
(in thousands, except par value and number of shares)
ASSETS
Current assets:
    Cash and cash equivalents                                            $  3,874                    $  3,291

    Receivables, less allowance for doubtful accounts
           of $1,267 at 1999 and $663 at 1998                             135,576                      95,643

    Inventories                                                           125,370                      89,633

    Deferred income taxes                                                  10,911                       6,422

    Net assets of discontinued operations                                       -                      30,200

    Other                                                                   3,559                       3,211
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                               279,290                     228,400

Property, plant and equipment, less accumulated
      depreciation                                                        336,817                     183,745

Goodwill, less accumulated amortization
     of $9,107 at 1999 and $7,029 at 1998                                  77,931                      77,115

Other intangibles, less accumulated amortization
    of $13,752 at 1999 and $10,774 at 1998                                 11,534                      10,583

Other assets                                                                6,892                         629
-------------------------------------------------------------------------------------------------------------------
                                                                         $712,464                    $500,472
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                             $115,322                    $ 70,623

    Income taxes payable                                                    4,464                       3,177
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                         119,786                      73,800

Long-term debt                                                            283,817                     162,850

Post-retirement benefits other than pensions                               13,432                      14,747

Deferred income taxes                                                      32,880                      14,159

Other long-term liabilities                                                15,022                      15,249

Stockholders' equity:
     Preferred stock, par value $.01 per share, 25,000,000 shares
          authorized, no shares outstanding                                     -                           -

     Common stock, par value $.01 per share, 100,000,000 shares authorized, 26,203,603 issued, and
           24,377,881 and 24,328,742 shares outstanding
           at 1999 and 1998, respectively                                     262                         262

     Additional paid-in capital                                            47,958                      48,482

     Retained earnings                                                    249,653                     218,605

     Accumulated other comprehensive income/(loss)                        (13,050)                     (8,859)

     Treasury stock, at cost, 1,825,722  and 1,874,861 shares
           at 1999 and 1998                                               (37,296)                    (38,823)
-------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                   247,527                     219,667
-------------------------------------------------------------------------------------------------------------------
                                                                         $712,464                    $500,472
===================================================================================================================

See accompanying notes.

BELDEN INC.
CONSOLIDATED INCOME STATEMENTS

Years Ended December 31,                                             1999                 1998                 1997
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenues                                                            $ 818,614           $ 664,148            $ 676,898

Cost of sales                                                         638,982             501,348              488,886
-------------------------------------------------------------------------------------------------------------------------

      Gross profit                                                    179,632             162,800              188,012

Selling, general and administrative expenses                           97,701              86,127               80,339

Amortization of goodwill                                                2,041               1,787                1,764

Nonrecurring charges                                                        -               9,084                1,600
-------------------------------------------------------------------------------------------------------------------------

      Operating earnings                                               79,890              65,802              104,309

Interest expense                                                       14,042               7,145                6,319
-------------------------------------------------------------------------------------------------------------------------

      Income from continuing operations before taxes                   65,848              58,657               97,990

Income taxes                                                           24,857              22,730               37,966
-------------------------------------------------------------------------------------------------------------------------

      Income from continuing operations                                40,991              35,927               60,024

Income/(loss) from discontinued business, net of
     tax of $54 in 1999, tax benefit of $901 in 1998
     and tax of $406 in 1997                                               89              (1,423)                 629

Loss on disposal of discontinued business,
     net of tax benefit of $3,123                                      (5,150)                  -                    -
-------------------------------------------------------------------------------------------------------------------------

      Net income                                                    $  35,930           $  34,504            $  60,653
=========================================================================================================================

      Basic average shares outstanding                                 24,355              25,507               26,126
      Basic earnings per share from continuing operations           $    1.68           $    1.41            $    2.30
      Basic earnings per share                                      $    1.48           $    1.35            $    2.32
=========================================================================================================================

      Diluted average shares outstanding                               24,468              25,620               26,340
      Diluted earnings per share from continuing operations         $    1.68           $    1.40            $    2.28
      Diluted earnings per share                                    $    1.47           $    1.35            $    2.30
=========================================================================================================================

See accompanying notes.

BELDEN INC.
CONSOLIDATED CASH FLOW STATEMENTS

Years Ended December 31,                                                      1999              1998            1997
------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flow from operating activities:
    Income from continuing operations                                         $ 40,991           $35,927      $60,024

    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
               Depreciation                                                     25,060            17,092       15,686
               Amortization                                                      5,298             4,594        1,764
               Deferred income taxes                                             5,577               151        3,650

               Changes in operating assets and liabilities(*):
                     Receivables                                               (13,793)           24,761      (13,570)
                     Inventories                                                (2,274)           18,150      (20,315)
                     Accounts payable and accrued liabilities                    7,847            (5,535)      (5,656)
                     Income taxes payable                                        1,524            (7,881)       6,056
                     Other assets and liabilities, net                           3,407              (697)       5,477
------------------------------------------------------------------------------------------------------------------------
                              Net cash provided by operating activities         73,637            86,562       53,116

Cash flows from investing activities:
     Capital expenditures                                                      (24,863)          (39,872)     (26,207)
     Cash used to acquire businesses                                          (197,557)          (40,703)     (76,082)
     Proceeds from sale of business                                             27,433                 -            -
     Proceeds from disposal of property                                          1,884               317          198
------------------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities                            (193,103)          (80,258)    (102,091)

Cash flows from financing activities:
     Net borrowings (payments) under long-term
            credit facility and credit agreements                                5,501            39,375      (17,906)
     Proceeds from private placement of debt                                   125,000                 -       75,000
     Purchase of treasury stock                                                      -           (39,250)      (6,846)
     Exercise of stock options                                                   1,003               780        1,165
     Cash dividends paid                                                        (4,882)           (5,062)      (5,229)
------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used for) financing activities             126,622            (4,157)      46,184

Cash flows from discontinued operations:
     Income (loss) from discontinued operations                                 (5,061)           (1,423)         629
     Adjustments to reconcile income (loss) from discontinued
       operations to net cash provided by (used for) discontinued
       operations:
       Depreciation and amortization                                               986             2,661        2,366
       Loss on disposal and other noncash charges                                8,273                 -            -
       Changes in operating assets and liabilities of discontinued
         operations                                                            (10,157)             (177)       1,483
       Capital expenditures                                                       (416)             (972)      (2,518)
------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) discontinued operations                         (6,375)               89        1,960
Effect of exchange rate changes on cash and cash equivalents                      (198)              139          (48)
------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   583             2,375         (879)
Cash and cash equivalents, beginning of year                                     3,291               916        1,795
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                        $  3,874           $ 3,291      $   916
========================================================================================================================

(*) Net of the effects of exchange rate changes and acquired businesses. See accompanying notes.

BELDEN INC.
CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS

                                                                                                         Accumulated
                                      Common Stock       Additional                Treasury Stock          Other
                                 ----------------------   Paid-In     Retained   ---------------------  Comprehensive
                                   Shares      Amount     Capital     Earnings    Shares     Amount     Income (Loss)     Total
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 1996        26,138          $261     $51,443   $133,739        (53)   ($1,276)        ($4,460)    $179,707

Net Income                                                               60,653                                             60,653

Foreign currency translation                                                                                   (4,140)      (4,140)
adjustments                                                                                                             ----------

        Comprehensive income                                                                                                56,513

Issuance of common stock for:
   Stock Options                        42             1         115                    53      1,276                        1,392
   Employee Stock Purchase Plan                               (2,188)                  163      5,605                        3,417

Purchase of treasury stock                                                            (201)    (6,846)                      (6,846)

Cash dividends ($.20 per share)                                          (5,229)                                            (5,229)

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997        26,180           262      49,370    189,163        (38)    (1,241)         (8,600)     228,954

Net Income                                                               34,504                                             34,504

Foreign currency translation                                                                                     (259)        (259)
adjustments
                                                                                                                        ----------

        Comprehensive income                                                                                                34,245

Issuance of common stock for:
    Stock Options                       24                      (888)                   69      1,668                          780

Purchase of treasury stock                                                          (1,906)   (39,250)                     (39,250)

Cash dividends ($.20 per share)                                          (5,062)                                            (5,062)

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        26,204           262      48,482    218,605     (1,875)   (38,823)         (8,859)     219,667

NET INCOME                                                               35,930                                             35,930

FOREIGN CURRENCY TRANSLATION                                                                                   (4,191)      (4,191)
ADJUSTMENTS
                                                                                                                        ----------

        COMPREHENSIVE INCOME                                                                                                31,739

ISSUANCE OF COMMON STOCK FOR:
    STOCK OPTIONS                                               (331)                   31        959                          628
    EMPLOYEE STOCK PURCHASE PLAN                                (193)                   18        568                          375

CASH DIVIDENDS ($.20 PER SHARE)                                          (4,882)                                            (4,882)

----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999        26,204          $262     $47,958   $249,653     (1,826)  ($37,296)       ($13,050)    $247,527
==================================================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

Belden Inc. (the Company) is a leader in the design and manufacture of wire, cable, and fiber optic products for the computer, audio/video, industrial and telecommunications markets. The Company was previously an unincorporated operating division of Cooper Industries, Inc. (Cooper), until October 1993, when
23.5 million shares of Belden Inc. common stock were sold to the public in an initial public offering. The 2.5 million shares of common stock originally retained by Cooper were subsequently sold to the public in 1995 and 1996.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less.

Inventories
Inventories, including raw materials, work-in-progress, and finished goods, are carried at cost or, if lower, market value. On the basis of current costs, 70% and 63% of inventories in 1999 and 1998, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories were carried on the first-in, first-out (FIFO) method.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method, generally using asset lives of 10 to 40 years for buildings and 5 to 12 years for machinery and equipment.

Intangibles
Goodwill is related to businesses acquired and is being amortized over 40 years using the straight-line method. On a periodic basis, the Company estimates the future undiscounted cash flows of businesses to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired, consistent with Statement of Financial Accounting Standard (SFAS) 121. Other intangibles, which consist primarily of business information systems, are recorded at cost, and are being amortized over their estimated useful lives, generally 5 years, using the straight-line method.

Revenue Recognition
Revenue is recognized in the period product is shipped to customers. Provisions are recorded for anticipated returns and bad debts.

Income Taxes
Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable due to the recognition of revenues and expenses in different periods for income tax and financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were standalone businesses filing separate tax returns.

Research and Development
Research and development expenditures are charged to expense as incurred. Expenditures for research and development sponsored by the Company were $8.7 million, $8.0 million and $7.3 million for 1999, 1998, and 1997, respectively.

Environmental Remediation and Compliance
Environmental remediation costs are accrued, except to the extent costs can be capitalized, based on estimates of known environmental remediation exposures. Environmental compliance costs include maintenance and operating costs with respect to ongoing monitoring programs. Such costs are expensed as incurred. Capitalized environmental costs are depreciated generally utilizing a 15-year life.

Futures Contracts
As part of its risk management strategy, the Company purchases exchange traded forward contracts to manage its exposure to changes in copper costs. The copper forward contracts obligate the Company to make or receive a payment equal to the net change in the value of the contract at its maturity. Such contracts are designated as hedges of the Company's anticipated sales for which selling prices are firm, are short-term in nature, and are effective in hedging the Company's exposure to changes in copper costs during that cycle.

Unrealized gains and losses are deferred and recognized in earnings when realized as an adjustment to cost of sales when the future sales occur (the deferral accounting method). Amounts securing open forward contracts are included in inventory. Realized and unrealized gains or losses on options that are no longer effective as hedges or that relate to sales that are no longer probable of occurring are recognized in income from the date the contracts become ineffective until their expiration.

Foreign Currency Exposure Management
The Company enters into various transactions designed to manage foreign currency exposure. The Company is subject to transaction exposures that arise from foreign exchange rate movements between the date foreign currency transactions are recorded (e.g., export purchases and sales) and the date they are consummated (e.g., cash disbursements and receipts in foreign currencies). The Company sometimes hedges specific transaction exposures by entering into forward contracts, which typically do not exceed one year. Gains and losses on those forward contracts from exchange rate movements offset losses and gains on the transactions being hedged.

The Company sometimes enters into forward contracts to hedge a portion of anticipated export sales, primarily intercompany, within the next 12 months. The dates of the forward contracts are designated to match the dates of the anticipated cash receipts of the hedged export sales. Gains and losses on the forward contracts from exchange rate movements offset the losses and gains on the portion of the export sales hedged.

As a result of having various foreign operations, the Company is exposed to the effect of exchange rate movements on the U.S. dollar value of anticipated cash flows of its foreign operations, which will be remitted to the U.S. The Company sometimes utilizes a natural hedge to mitigate this exposure by denominating a portion of the Company's borrowing in the same currency as the currency of the anticipated cash flow of its foreign operations. The foreign currency denominated cash flow from the foreign operation, when remitted, can be used to reduce the foreign currency borrowing.

Impact of Pending Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted by the Company in 2001. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective with the first quarter of 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Hedging activities have been confined to copper futures and purchase commitments during 1999. The Company does not expect the adoption of SFAS 133 to have a material effect on the earnings or financial portion of the Company.

Use of Estimates in the Preparation of the Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to prior year amounts to make them comparable to current year classifications.

NOTE 3: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

  Years Ended December 31,                                            1999              1998               1997
  ------------------------------------------------------------------------------------------------------------------
  (in thousands, except per share amounts)
  Numerator:
      Income from continuing operations                           $   40,991        $   35,927         $   60,024
      Net Income                                                  $   35,930        $   34,504         $   60,653
  ------------------------------------------------------------------------------------------------------------------
  Denominator:
      Denominator for basic earnings per
         share - weighted-average shares                              24,355            25,507             26,126
      Effect of dilutive employee stock options                          113               113                214
  ------------------------------------------------------------------------------------------------------------------
      Denominator for diluted earnings per share  -
      adjusted weighted-average  shares                               24,468            25,620             26,340
  Basic earnings per share from continuing operations             $     1.68        $     1.41         $     2.30
  Basic earnings per share                                        $     1.48        $     1.35         $     2.32
  ------------------------------------------------------------------------------------------------------------------
  Diluted earnings per share from continuing operations           $     1.68        $     1.40         $     2.28
  Diluted earnings per share                                      $     1.47        $     1.35         $     2.30
  ------------------------------------------------------------------------------------------------------------------

NOTE 4: ACQUISITIONS

During 1999, 1998, and 1997 the Company acquired the entities described below, which were accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. Operating results of each acquisition are included in the Company's consolidated results since its respective acquisition date.

- On October 25, 1999, the Company purchased for cash of approximately $17 million, Dorfler Kabelwerk Ges.m.b.H. (Dorfler), Klosterneuburg, Austria and Duna Kabel Kft. (Duna), Budapest, Hungary from Siemens Aktiengesellschaft, Muchen/Berlin. The Company has preliminarily recorded $7 million of goodwill with respect to the transaction. Dorfler and Duna manufacture and market copper communication and specialty cables serving primarily telecommunications and industrial industries.

- On June 28, 1999, the Company acquired all of the outstanding shares of Cable Systems Holding Company (Holdings) and its subsidiary Cable Systems International Inc. (CSI). CSI manufactures copper cable products primarily for telecommunications applications in the United States. The consideration paid in connection with the transaction totaled $183,456,000 including $2,500,000 yet to be paid into an escrow account. This amount includes payment of the outstanding amounts owed by Holdings and CSI under a credit agreement and amounts owed to holders of preferred stock of Holdings. No goodwill was recorded with respect to this transaction.

The CSI acquisition was funded with a $125 million short-term bridge loan, as well as funds available under existing credit arrangements. On September 9, 1999, the Company completed a private placement of $125 million in unsecured debt. The Private Placement was issued in tranches of $64 million, $44 million, and $17 million which will mature in five, seven, and ten years from closing with stated interest rates of 7.60%, 7.74%, and 7.95%, respectively. The proceeds of the Private Placement were used to pay off the borrowings under the short-term bridge loan. The Note Purchase Agreement effecting the Private Placement contains affirmative and negative covenants including a minimum net worth and a maximum ratio of debt to total capitalization.

The purchase price allocation, when final, may differ from that included in the Company's December 31, 1999 consolidated balance sheet. The Company's pro forma unaudited information assuming the acquisition had been made at the beginning of each of the years presented is as follows:


                                                                                    Twelve months ended
                                                                                       December 31,
                                                                                  ------------------------
    (in thousands, except per share amounts)                                      1999               1998
-----------------------------------------------------------------------------------------------------------
   Revenues                                                                     $948,919         $1,006,546
   Cost of sales                                                                 760,573            789,750
-----------------------------------------------------------------------------------------------------------
      Gross margin                                                               188,346            216,796
   Selling, general and administrative                                           114,376            128,436
-----------------------------------------------------------------------------------------------------------
      Operating earnings                                                          73,970             88,360
   Interest expense                                                               21,750             20,330
-----------------------------------------------------------------------------------------------------------
   Income from continuing operations
      before income taxes                                                         52,220             68,030
      Income taxes                                                                19,756             26,478
-----------------------------------------------------------------------------------------------------------
   Income from continuing operations                                              32,464             41,552
===========================================================================================================
   Basic earnings per share                                                     $   1.33         $     1.63
===========================================================================================================
   Diluted earnings per share                                                   $   1.33         $     1.62
===========================================================================================================

Pro forma adjustments include primarily the impact of increased debt, adjusted values of assets, differing depreciation lives, redundant costs and certain reclassifications. In addition, certain portions of CSI's business were not acquired, including investments in affiliates, accounted for under the equity method, and two consolidated subsidiaries. Consolidated revenues attributable to the excluded consolidated entities were approximately $58.3 million for the year ended December 31, 1998 and $24.8 million for the six month period ended June 30, 1999.

The unaudited pro forma results are provided for informational purposes only, should not be construed to be indicative of the Company's results of operations had the events described above been consummated on the date assumed, and are not intended to project the Company's results of operations for any future periods.

- On November 30, 1998, the Company purchased for cash ABB Elektro-Isolierwerke GmbH (EIW) from Asea Brown Boveri AG, Mannheim, the holding company of the German ABB group to which EIW belonged. EIW designs, manufacturers and markets cables serving primarily the industrial and computer networking industries. The business is located in Villingen, Germany. The Company has recorded goodwill of $9.4 million with respect to the acquisition.

- On February 28, 1998, the Company purchased substantially all of the assets of the Olex communication cable operations (Olex) of Pacific Dunlop Limited for cash of approximately $16 million. Olex designs, manufactures, and markets metallic and fiber optic cables serving primarily the computer networking and telephony industries. The Company has not recorded any goodwill with respect to the acquisition. The acquired business is located near Melbourne, Australia.

- On December 23, 1997, the Company purchased for cash the fixed assets and inventory of Cowen Cable Corporation (Cowen). Cowen designs, manufactures and markets a variety of multiconductor cables and is located in Leominster, Massachusetts.

- On January 8, 1997, the Company purchased substantially all of the assets of the Alpha Wire Division (Alpha) of Alpha Wire Corporation for cash of approximately $68 million. Alpha designs and markets specialty wire and cable for a variety of markets, including the computer interconnect, industrial and electrical markets, and is located in Elizabeth, New Jersey. The Company recorded approximately $45 million of goodwill in connection with the acquisition.

NOTE 5:  DISCONTINUED OPERATIONS

On May 7, 1999, the Company completed the sale of its Cord Products Division, which had comprised the Cord Products segment. The operating results of the Cord Products segment, including a first quarter provision for losses on the sale of $5.2 million net of tax, have been segregated from continuing operations and reported separately in the consolidated income statement and the remaining net assets have been classified within the current assets section of the December 31, 1998 balance sheet as "Net assets of discontinued operations".

Summarized financial information for the discontinued operation is as follows:


                                                                                 Twelve Months Ended
                                                                                    December 31,
                                                                    ---------------------------------------------
                                                                      1999             1998          1997
-----------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Revenues                                                            $ 22,525        $ 59,477       $ 70,309
Income/(loss) before tax                                            $    143        $ (2,324)      $  1,674
Income/(loss), net of income taxes                                  $     89        $ (1,423)      $    619
Loss on disposal of discontinued operations, net of
      income taxes                                                  $ (5,150)       $     --       $     --

Included in income before tax is an allocation of interest expense based on the level of identifiable assets of the segment to total identifiable assets. These allocated costs were $181,000 in the year ended December 31, 1999, $593,000 for 1998, and $639,000 for 1997.

NOTE 6: NONRECURRING CHARGES

In 1998, the Company recorded a charge of $2.9 million ($1.8 million after tax) for salary continuation, extended medical coverage and other miscellaneous employee benefits related to a reduction of 35 salaried employees in the Electronics segment. Prior to December 31, 1998, 35 salaried employees had been terminated. As of December 31, 1999, none of this amount remained to be paid related to this charge.

Additionally in 1998, the Company discontinued certain product lines. Inventory writedowns related to discontinued product lines within the Electronics business segment were $3 million ($1.8 million after tax) and were recorded net of expected recovery upon disposal. Other nonrecurring charges of $3.2 million ($2 million after tax) were primarily for the write-off of receivables due from a failed Asia/Pacific distributor.

In 1997, the Company recorded a restructuring charge of $1.6 million ($980,000 after tax) primarily related to employee severance and costs of plant closure. At December 31, 1999, no such costs remain to be paid.

NOTE 7:  INVENTORIES


  December 31,                                                       1999             1998
----------------------------------------------------------------------------------------------
  (in thousands)
  Raw materials                                                    $ 32,984          $ 20,062
  Work-in-process                                                    20,495            12,714
  Finished goods                                                     77,966            63,353
  Perishable tooling and supplies                                     6,577             4,226
----------------------------------------------------------------------------------------------
                                                                    138,022           100,355
  Excess of current standard
    costs over LIFO costs                                            (8,203)           (7,400)
  Obsolescence and other reserves                                    (4,449)           (3,322)
----------------------------------------------------------------------------------------------
                                                                   $125,370          $ 89,633
==============================================================================================



NOTE 8:  PROPERTY, PLANT AND EQUIPMENT


  December 31,                                                       1999              1998
----------------------------------------------------------------------------------------------
  (in thousands)
  Land and land improvements                                       $ 24,603          $ 11,170
  Buildings                                                         118,934            66,729
  Machinery and equipment                                           341,956           242,480
  Construction in process                                            32,776            14,480
----------------------------------------------------------------------------------------------

                                                                    518,269           334,859
  Accumulated depreciation                                         (181,452)         (151,114)
----------------------------------------------------------------------------------------------
                                                                   $336,817          $183,745
==============================================================================================



NOTE 9:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


  December 31,                                                       1999               1998
----------------------------------------------------------------------------------------------
  (in thousands)
  Trade accounts                                                   $ 68,578          $ 42,870
  Payroll and related taxes                                          11,757             5,569
  Employee stock purchase plan and
    employee benefit accruals                                         8,348             5,716
  Restructuring costs                                                   790             2,405
  Accrued Interest                                                    5,560             2,316
  Other (individual items less than
    5% of total current liabilities)                                 20,289            11,747
----------------------------------------------------------------------------------------------
                                                                   $115,322          $ 70,623
==============================================================================================

NOTE 10: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS


December 31,                                                     1999             1998
-----------------------------------------------------------------------------------------
(in thousands)

Variable-rate bank revolving
     credit agreement, due 2001,
     effective interest rate 6.75% at
     December 31,1999                                          $ 35,000         $ 69,810

Short-term borrowings to be
    refinanced, effective interest rate
    5.62% at December 31,1999                                    48,817           18,040

Medium-term notes, face amount
     of $75,000 due from 2005
     through 2009, effective interest
     rate 6.92%                                                  75,000           75,000

Medium-term notes, face amount
     of $64,000 due 2004,
     effective interest rate 7.60%                               64,000               --

Medium-term notes, face amount
     of $44,000 due 2006,
     effective interest rate 7.75%                               44,000               --

Medium-term notes, face amount
     of $17,000 due 2009,
     effective interest rate 8.06%                               17,000               --
-----------------------------------------------------------------------------------------
                                                               $283,817         $162,850
=========================================================================================

The variable-rate bank revolving credit agreement (Credit Agreement) provides for an aggregate $200 million unsecured, multicurrency revolving credit facility expiring in November 2001. Loans under the Credit Agreement can be advanced by the banks either based on their commitments (committed loans) or their offers which have been accepted by the Company under a special bidding procedure (bid loans). Committed loans accrue interest at the option of the Company at LIBOR plus 0.235% to 0.500%, or the higher of the prime rate or the federal funds rate plus 0.500%. Bid loans accrue interest at prevailing interest rates. A facility fee of 0.090% to 0.250% per annum is charged on the aggregate $200 million credit. The facility includes certain covenants, including a maximum leverage ratio and maintaining a minimum net worth. The short-term borrowings relate to unsecured, uncommitted arrangements with five banks under which the Company may borrow up to $82 million at prevailing interest rates. At December 31, 1999 and 1998, these borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year through either continued short-term borrowings or utilizing the Credit Agreement.

In 1999, the Company completed a private placement of $64, $44, and $17 million of unsecured medium-term notes. The notes bear interest at 7.60%, 7.74%, and 7.95%, respectively, and mature 5, 7, and 10 years from closing, respectively. The Note Purchase Agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, a maximum leverage ratio, and maintaining a minimum net worth.

In 1997, the Company completed a private placement of $75 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature 12 years from closing with an average life of 10 years. The Note Purchase Agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, a maximum leverage ratio, and maintaining a minimum net worth.

Total interest paid during 1999, 1998, and 1997 was $11.5 million, $7.6 million, and $4.8 million, respectively.

NOTE 11:  RETIREMENT PLANS

Substantially all employees are covered by defined benefit or defined contribution pension plans maintained by the Company. The Company's defined benefit plans include a noncontributory cash balance plan for its domestic employees, a final pay pension plan and an early retirement plan for its Dutch employees and a defined benefit plan for its German employees, obtained with the acquisition of EIW. Annual contributions to retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act or applicable local regulations.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee's compensation and under a 401(k) feature, a partial matching of employees' salary deferrals with Company common stock. Defined contribution expense for the years ended December 31, 1999, 1998 and 1997 was $5.0 million, $5.8 million, and $5.5 million, respectively.

The Company sponsors an unfunded post-retirement benefit plan (medical and life insurance benefits) for employees who retired prior to 1989 (as well as certain other employees who were near retirement and elected to receive certain benefits). The net actuarial gain/loss in excess of a 10% corridor, the prior service cost and the transition asset or obligation are being amortized over the average remaining service period of active participants on a straight-line basis.

The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over years ended December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998:


                                                  PENSION BENEFITS                 OTHER BENEFITS
                                            ----------------------------   ------------------------------

Years Ended December 31,                        1999           1998            1999            1998
-------------------------------------------------------------------------------------------------------------
(in thousands)

Change in benefit obligation:
Benefit obligation, beginning of year       $ (99,458)      $ (88,243)      $ (14,986)      $ (14,629)
Service cost                                   (6,135)         (3,928)            (42)            (50)
Interest cost                                  (7,496)         (5,671)           (933)           (939)
Plan participants' contributions                 (198)            (87)           (118)            (91)
Actuarial gain/(loss) and other                 1,617          (1,435)            185          (1,158)
Special termination benefits                       --            (442)             --              --
Plan merger                                   (23,465)             --              --              --
Acquisition                                        --          (2,526)             --              --
Benefits paid                                   6,007           2,874           1,866           1,881
-------------------------------------------------------------------------------------------------------------
Benefit obligation, end of year             $(129,128)      $ (99,458)      $ (14,028)      $ (14,986)
=============================================================================================================

                                                  PENSION BENEFITS                 OTHER BENEFITS
                                            ----------------------------   --------------------------

Years Ended December 31,                        1999           1998            1999            1998
-----------------------------------------------------------------------------------------------------
(in thousands)

Change in plan assets:
Fair value of plan  assets,  beginning of      $  98,836     $  85,104    $      --       $      --
year
Actual return on plan assets                      18,863        16,227           --              --
Plan merger                                       25,079            --           --              --
Employer contributions                               675           529        1,748           1,790
Plan participant contributions                       198            87          118              91
Expenses paid                                       (440)         (237)          --              --
Benefits paid                                     (6,007)       (2,874)      (1,866)         (1,881)
-----------------------------------------------------------------------------------------------------
Fair value of plan assets, end of year         $ 137,204     $  98,836    $      --       $      --
=====================================================================================================

During 1999, the Company allowed for the voluntary transfer of assets in a Company sponsored non-contributory defined contribution plan covering domestic hourly employees of the Electronics segment into the Company's defined benefit pension plan. The amount of the transfer was $25,079.



                                                           PENSION BENEFITS            OTHER BENEFITS
                                                      -------------------------    ----------------------

December 31,                                               1999          1998         1999         1998
---------------------------------------------------------------------------------------------------------
(in thousands)

Funded status:
  Funded status                                        $  8,076       $   (622)      $(14,028)   $(14,986)
  Unrecognized net actuarial (gain)/loss                (26,085)       (14,050)         2,585       2,639
  Unrecognized prior service cost                          (302)           (20)        (1,989)     (2,400)
  Unrecognized net transition obligation/(asset)             --           (223)            --          --
-----------------------------------------------------------------------------------------------------------

  Accrued benefit cost                                 $(18,311)      $(14,915)      $(13,432)   $(14,747)
===========================================================================================================


Certain of the pension plans had projected benefit obligations in excess of plan assets. The net unfunded status of these plans was $16,747 and $15,784 at December 31, 1999 and 1998 respectively. The table below shows the components of the net unfunded status of these plans:



                                                         PENSION BENEFITS              OTHER BENEFITS
                                                   ----------------------------   -------------------------

December 31,                                           1999           1998           1999       1998
-----------------------------------------------------------------------------------------------------------
(in thousands)
Funded  Status  of  Plans  with  Projected
Benefit  Obligations  in  Excess  of  Plan
Assets:
   Benefit obligation, end of year                  $ (55,169)      $ (48,517)        N/A       N/A
   Fair value of plan assets, end of year              38,422          32,733         N/A       N/A
-----------------------------------------------------------------------------------------------------------
   Net unfunded status                              $ (16,747)      $ (15,784)        N/A       N/A
===========================================================================================================

Plans with assets in excess of projected benefit obligations had assets in excess of projected benefit obligations of $24,823 and $15,162 at December 31, 1999 and 1998 respectively.

Plans with accumulated benefit obligations in excess of plan assets had no plan assets at December 31, 1999 and 1998. The accumulated benefit obligation related to these plans was $2,685 and $6,702 at December 31, 1999 and 1998 respectively.


                                                   PENSION BENEFITS             OTHER BENEFITS
                                               --------------------------    -------------------

December 31,                                     1999            1998          1999         1998
------------------------------------------------------------------------------------------------
(in thousands)
Weighted-average assumptions:
   Discount rate                                  6.9%            6.3%          6.8%         6.5%
   Expected return of plan assets                 9.0%            8.7%          N/A          N/A
   Rate of compensation increase                  4.2%            4.2%          N/A          N/A

For measurement purposes, a 7.0% gross health care trend rate was used for benefits for 2000. Trend rates were to decrease gradually to 5% in 2004 and remain at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects on 1999 expense and year-end liabilities:


                                                                1% Increase            1% Decrease
                                                                ----------------------------------
                                                                           (in thousands)

Effect on total of service and interest cost components            $  53                  $  (47)
Effect on postretirement benefit obligation                        $ 876                  $ (764)


The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 1999, 1998, and 1997:


                                                          PENSION BENEFITS                       OTHER BENEFITS
                                                 ----------------------------------    --------------------------------

Years Ended December 31,                            1999         1998         1997         1999         1998       1997
------------------------------------------------------------------------------------------------------------------------
(in thousands)
Components of net periodic benefit cost:
  Service cost                                    $ 6,135      $ 3,928      $ 3,465      $    42      $    50    $    30
  Interest cost                                     7,496        5,671        5,274          933          939        827
  Expected return on plan assets                   (9,445)      (6,556)      (7,180)          --           --         --
  Amortization of prior service cost                  (30)          (1)          (1)        (619)        (600)      (600)
  Net(gain)/loss recognition                           16           18        1,690           77           52         --
  Transition (asset)/obligation recognition          (223)        (294)        (212)          --           --         --
------------------------------------------------------------------------------------------------------------------------
  Net periodic benefit cost                       $ 3,949      $ 2,766      $ 3,036      $   433      $   441    $   257
========================================================================================================================

NOTE 12:  INCOME TAXES

Effective October 6, 1993, the Company and Cooper entered into a Tax Sharing and Separation Agreement ("Tax Agreement"). Pursuant to the Tax Agreement, the Company and Cooper made an election in connection with the initial public offering of the Company's stock under Section 338(h)(10) of the Internal Revenue Code. The effect of this election was to increase the tax basis of the Company's assets. This additional basis is expected to result in increased income tax deductions and accordingly may reduce income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company agreed to pay to Cooper the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit associated with the amortization of the allocated cost of certain intangibles, such as goodwill) as realized on a quarterly basis, calculated by comparing the Company's actual taxes to the taxes that would have been owed had the increase in basis not occurred. The amount required to be paid to Cooper is subject to certain adjustments if certain business combinations or other acquisitions involving the Company occur. Except for the retained 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax basis of the Company's assets.

The effect of the retained 10% benefit upon the income tax provisions reflected in the accompanying income statements is to reduce these provisions for the years ended December 31, 1999, 1998 and 1997 by $1,161,000, $922,000 and
$789,000, respectively.


Years Ended December 31,                                  1999              1998              1997
----------------------------------------------------------------------------------------------------------
(in thousands)
Income from continuing operations before taxes:
    U.S. operations                                     $ 57,564          $ 50,351          $ 89,627
    Foreign operations                                     8,284             8,306             8,363
----------------------------------------------------------------------------------------------------------
                                                        $ 65,848          $ 58,657          $ 97,990
==========================================================================================================

Income Tax expense/(benefit):
    Currently payable:
       U.S. federal                                     $ 14,826          $ 14,675          $ 26,218
       U.S. state and local                                3,643             3,049             5,818
       Foreign                                             2,899             5,223             2,282
----------------------------------------------------------------------------------------------------------
                                                          21,368            22,947            34,316
    Deferred:
       U.S. federal                                     $  2,809          $  1,577          $  2,486
       U.S. state and local                                  421               398               614
       Foreign                                               259            (2,192)              550
----------------------------------------------------------------------------------------------------------
                                                           3,489              (217)            3,650
----------------------------------------------------------------------------------------------------------
                                                        $ 24,857          $ 22,730          $ 37,966
----------------------------------------------------------------------------------------------------------
Total income taxes paid (*)                             $ 16,806          $ 27,764          $ 30,470
==========================================================================================================

(*) Included in 1999, 1998, and 1997 taxes paid are $12,400, $12,000 and
    $11,600, respectively, paid to Cooper in accordance with the Tax Agreement.



Effective tax rate reconciliation:
    U.S. federal statutory rate                             35.0%             35.0%            35.0%
    State and local income taxes                             3.9               3.8              4.3
    Other                                                   (1.0)               --             (0.5)
----------------------------------------------------------------------------------------------------------
       Effective tax rate                                   37.8%             38.8%            38.8%
----------------------------------------------------------------------------------------------------------


December 31,                                                                    1999             1998
----------------------------------------------------------------------------------------------------------
(in thousands)
Components of deferred tax balances:
    Deferred tax liabilities:
       Plant, equipment and intangibles                                         $(44,494)        $(25,288)
    Deferred tax assets:
       Postretirement benefits                                                    10,752           10,856
       Reserves and accruals                                                      11,773            6,695
----------------------------------------------------------------------------------------------------------
                                                                                  22,525           17,551
----------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                      $(21,969)        $( 7,737)
==========================================================================================================

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Agreement with Cooper.

NOTE 13:  STOCK COMPENSATION PLANS

The Company has two forms of stock compensation plans, the Long-term Incentive Plan ("Incentive Plan") and the Employee Stock Purchase Plan ("Stock Purchase Plan"). Under the Incentive Plan, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. An aggregate of 2.6 million shares is reserved for issuance under the Incentive Plan. As of December 31, 1999, 1.7 million stock options have been granted with terms ranging from five to ten years, vesting in equal amounts on each of the first three anniversaries of the grant date. Under the Stock Purchase Plan, all full-time U.S., Canadian, Dutch (effective with the 1997 offering), and German (effective with the 1999 offering) employees receive an option to purchase common stock at the lesser of 85% of the fair market value on the offering date or 100% of the fair market value on the exercise date.

With respect to the 1995 offering of the Stock Purchase Plan, on December 8, 1997, the Company sold 163,170 shares to 1,054 employees at $20.94 per share using existing treasury shares With respect to the 1997 offering of the Stock Purchase Plan, on December 3, 1999, the Company sold 18,479 shares to 188 employees at $20.31 per share using existing treasury shares. With respect to the 1999 offering at December 31, 1999, 1,712 participating employees had options to acquire up to 330,765 shares of common stock at the lesser of $17.32 per share or the market price on the exercise date of December 7, 2001. An aggregate of 1.3 million shares of common stock is currently reserved for issuance under the Stock Purchase Plan.

The Company accounts for stock options under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock compensation plans. The effect of applying SFAS 123's fair value method to the Company's stock compensation is as follows:


                                                        1999                   1998                     1997
                                              ------------------------------------------------------------------------
                                                 As          Pro         As           Pro         As            Pro
For the years ended December 31,              Reported      forma      Reported      forma      Reported       forma
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations             $40,991      $38,889     $35,927      $34,263     $60,024      $59,338
Basic earnings per share from continuing
operations                                    $  1.68      $  1.60     $  1.41      $  1.34     $  2.30      $  2.27
Diluted earnings per share from continuing
operations                                    $  1.68      $  1.59     $  1.40      $  1.34     $  2.28      $  2.25

The fair value of common stock options was estimated at the date of grant using the Black-Scholes option-pricing model. Assumptions used in the determination of the options fair value include: dividend yield of 1%; expected volatility of 20%; expected life of 7 years; and a risk free interest rate of 5%. For the years ended December 31, 1999, 1998, and 1997, the weighted average per share fair value of options granted was $4.67, $6.17, and $7.71, respectively. The Black-Scholes option-pricing model was developed to estimate the fair value of market traded options. Incentive stock options have certain characteristics including vesting periods, and non-transferability, which market-traded options are not subject to. Due to the significant effect changes in assumptions and differences in option characteristics have on option fair values, the models may not accurately reflect the fair value of the options.

The following table summarizes the Company's stock option activity and related information for the years ended December 31, 1999, 1998, and 1997:


Years Ended December 31,                      1999                        1998                         1997
----------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED                     Weighted                    Weighted
                                                      AVERAGE                      Average                     Average
                                                     EXERCISE                     Exercise                    Exercise
                                      OPTIONS          PRICE      Options          Price       Options         Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     1,743,694     $   28.08      706,536       $   25.73      738,247       $   23.51
Granted                                309,500         20.83    1,288,500           28.64       88,000           34.94
Exercised                              (30,917)        18.29     (116,789)          18.49     (100,551)          17.85
Canceled                              (266,256)        24.23     (134,553)          29.24      (19,160)          23.87
----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year           1,756,021     $   27.59    1,743,694       $   28.08      706,536       $   25.73
======================================================================================================================
Exercisable at end of year             694,553     $   29.65      369,365       $   26.00      375,702       $   20.66
======================================================================================================================

The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------
                                                                                                       Weighted
    Range of                             Weighted Average                                              Average
    Exercise                                 Remaining          Weighted Average                       Exercise
     Prices               Options        Contractual Life        Exercise Price       Options           Price
------------------------------------------------------------------------------------------------------------------
$ 16 to $21               790,800          8.9 years             $    17.90           181,819        $   16.94
  21 to 27                 79,810          7.7                        23.24            16,310            21.85
  27 to 32                260,045          5.9                        30.75           260,045            30.75
  32 to 37                 70,200          6.7                        35.19            46,699            35.19
  37 to 42                555,166          8.0                        39.59           189,680            39.63

------------------------------------------------------------------------------------------------------------------
$ 16 to 42              1,756,021          8.0 years             $    27.59           694,553        $   29.65
==================================================================================================================

NOTE 14:  STOCKHOLDER RIGHTS PLAN

Under the Company's Stockholder Rights Plan, each share of common stock generally has "attached" to it one preferred share purchase right. Each right, when exercisable, entitles the holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $100. Each 1/100th of a share of Series A Junior Participating Preferred Stock will be substantially equivalent to one share of common stock and will be entitled to one vote, voting together with the shares of common stock. The rights will become exercisable only if, without the prior approval of the Board of Directors, a person or group of persons acquires or announces the intention to acquire 15% or more of the common stock. If the Company is acquired through a merger or other business combination transaction, each right will entitle the holder to purchase $200 worth of the surviving company's common stock for $100 (subject to adjustment). In addition, if a person or group of persons acquires 15% or more of the common stock, each right not owned by the 15% or greater shareholder would permit the holder to purchase $200 worth of common stock for $100 (subject to adjustment). The rights are redeemable, at the option of the Company, at $.01 per right at any time until ten business days after a person or group of persons acquires 15% or more of the common stock. The rights expire on July 18, 2005.

NOTE 15:  COMMITMENTS

At December 31, 1999, the Company was not a party to any foreign currency exchange contracts. At December 31, 1999, the Company was committed to purchase approximately 18.5 million pounds of copper, a one to two months supply of the Company's anticipated U.S. requirements, at an aggregate cost of $15.0 million. At December 31, 1999, there were unrealized gains of $800,000 on these contracts, which will be realized as an adjustment to cost of sales when the future sales that are being hedged occur. The contracts mature as follows:


                                                            2000 (by quarter)
                                               ----------------------------------------------
                                                  1         2       3       4      Thereafter
---------------------------------------------------------------------------------------------
(in thousands)
Commitments as of December 31, 1999           $ 13.0      $2.0      -       -           -

NOTE 16:  LEASES

Rental expense for operating leases primarily for office space and machinery and equipment was $4.1 million, $3.8 million, and $4.1 million in 1999, 1998, and 1997, respectively.

Minimum annual lease payments for noncancellable operating leases in effect at December 31, 1999 are as follows:



  (in thousands)
  2000                                   $ 3,647
  2001                                     2,191
  2002                                     1,550
  2003                                       934
  2004                                       525
  Thereafter                                 132
                                         -------
                                         $ 8,979
                                         -------

NOTE 17:  CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Concentrations of Credit Risk
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. As a result, at December 31, 1999 and 1998, the Company did not consider itself to have any significant concentrations of credit risk except for receivables from several operating units of its largest customer of $ 13.9 million and $13.7 million, respectively.

Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. At December 31, 1999 and 1998, the book values of cash and cash equivalents, trade receivables, trade payables and debt instruments, excluding the medium-term notes, are considered representative of their respective fair values. The book value of the medium-term notes at December 31, 1999, was $200 million. The fair value of the medium-term notes at December 31, 1999 was approximately $192 million estimated on a discounted cash flow basis using current obtainable rates for similar financing.

NOTE 18: INDUSTRY SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company's operations are conducted within two business segments, the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets wire, cable and fiber optic products primarily for the electronics and electrical markets, including products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets wire and cable primarily for the telecommunications market. The segment includes products used for the transmission of voice, video and data. These products are sold primarily to the Regional Bell Operating Companies (RBOC's) directly and through distributors, and to other major communications companies.

The Company evaluates performance and allocates resources based on operating earnings before interest and income taxes.

Operating earnings of the two principal businesses include all the ongoing costs of operations. Allocations to or from these businesses are immaterial. With the exception of certain unallocated tax assets, substantially all the business assets are the owned assets of each of the business segments. Segment information below the quantitative threshold is attributable to Corporate headquarters. Sales to a major customer were $134.4 million or 16% of total revenues in 1999, $121.2 million or 18% in 1998, and $118.0 million or 17% in 1997. At

December 31, 1999, outstanding receivables to this customer totaled $13.9 million. Product is sold to this customer by both segments of the business.

Business Segment Information


                                                                                  CORPORATE &
                 1999                      ELECTRONICS     COMMUNICATIONS         ELIMINATIONS     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                    $695,316          $132,103             $ (8,805)         $818,614
DEPRECIATION &
  AMORTIZATION                                25,425             4,835                   98            30,358
OPERATING EARNINGS/(LOSS)                     79,651             4,673               (4,434)           79,890
INTEREST EXPENSE                                  --                --               14,042            14,042
INCOME/(LOSS) FROM CONTINUING
  OPERATIONS BEFORE TAXES                     79,651             4,673              (18,476)           65,848
IDENTIFIABLE ASSETS                          471,224           235,469                5,771           712,464
ACQUISITION OF PROPERTY,
PLANT & EQUIPMENT                             26,122*          160,203**                 --           186,325

* Includes $7,081 for acquired property, plant & equipment related to the Duna and Dorfler acquisitions.
** Includes $155,778 for acquired property, plant & equipment related to the CSI acquisition.


                                                                                  Corporate &
                 1998                      Electronics     Communications         Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                    $664,148           $ --                $     --         $664,148
Depreciation & amortization                   21,628             --                      58           21,686
Nonrecurring items                             9,084             --                      --            9,084
Operating earnings/(loss)                     69,594             --                  (3,792)          65,802
Interest expense                                  --             --                   7,145            7,145
Income/(loss) from continuing
  operations before taxes                     69,594             --                 (10,937)          58,657
Identifiable assets                          461,359             --                   8,913          470,272**
Acquisition of property,
  plant & equipment                           64,403*            --                      --           64,403

* Includes $24,531 for acquired property, plant & equipment related to the acquisitions of Olex and EIW.
**  Excludes $24,029 net assets of discontinued operations


                                                                              Corporate &
                 1997                   Electronics       Communications     Eliminations        Consolidated
---------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                 $676,898             $ --            $     --             $676,898
Depreciation & amortization                17,400               --                  50               17,450
Nonrecurring items                          1,600               --                  --                1,600
Operating earnings/(loss)                 107,582               --              (3,273)             104,309
Interest expense                               --               --               6,319                6,319
Income/(loss) from continuing
 operations before taxes                  107,582               --              (9,592)              97,990
Identifiable assets                       425,636               --               5,830              431,466
Acquisition of property,
  plant & equipment                        37,262*              --                  --               37,262

* Includes $11,055 for acquired property, plant & equipment related to the acquisitions of Alpha and Cowen Cable.

Geographic Information
The following table identifies revenues by country based on the location of the customer and property, plant and equipment by country based on physical location.


                                   1999                             1998                                 1997
-----------------------------------------------------------------------------------------------------------------------------
                                 PERCENT   PROPERTY,               Percent   Property,                  Percent     Property,
                                   OF       PLANT &                  of        Plant &                    of         Plant &
COUNTRY & REGION      REVENUES   REVENUE   EQUIPMENT    Revenues   Revenue   Equipment       Revenues   Revenue     Equipment
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
UNITED STATES          $559,247    68%   $ 256,710     $ 433,466     65%     $105,282      $ 433,728       64%       $ 84,518
CANADA                   38,789     5%      13,535        40,020      6%       13,372         47,145        7%         13,325
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL US &           598,036    73%     270,245       473,486     71%      118,654        480,873       71%         97,843
CANADA
THE NETHERLANDS          13,574     2%      35,422        17,602      3%       28,660         20,219        3%         39,512
REST OF EUROPE          123,219    15%      17,334        98,032     15%       23,294        103,875       15%             35
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL EUROPE         136,793    17%      52,756       115,634     18%       51,954        124,094       18%         39,547

ASIA/PACIFIC             53,843     7%      13,811        47,702      7%       13,130         46,825        7%             79
LATIN AMERICA            21,710     2%           5        21,426      3%            7         20,274        3%             12
OTHER                     8,232     1%           -         5,900      1%            -          4,832        1%              -
-----------------------------------------------------------------------------------------------------------------------------

TOTAL                  $818,614   100%   $ 336,817     $ 664,148    100%     $183,745      $ 676,898      100%       $137,481
-----------------------------------------------------------------------------------------------------------------------------

NOTE 19: QUARTERLY OPERATING RESULTS (UNAUDITED)


                                                                       1999 (BY QUARTER)
                                          -----------------------------------------------------------------------
                                                    1                 2                 3                 4
  ---------------------------------------------------------------------------------------------------------------
  (in thousands, except per share amounts)
  REVENUES                                       $159,629          $166,220          $234,419          $258,346
  GROSS PROFIT                                     34,804            39,802            49,206            55,820
  OPERATING EARNINGS                               11,928            16,746            23,758            27,458
  INCOME FROM CONTINUING OPERATIONS                10,009             9,234            11,531            13,995
  NET INCOME                                        1,170             9,234            11,531            13,995
  BASIC EARNINGS PER SHARE FROM
    CONTINUING OPERATIONS                        $   0.26          $   0.38          $   0.47          $   0.57
  BASIC EARNINGS PER SHARE                       $   0.05          $   0.38          $   0.47          $   0.57

  DILUTED EARNINGS PER SHARE FROM
    CONTINUING OPERATIONS                        $   0.26          $   0.38          $   0.47          $   0.57
  DILUTED EARNINGS PER SHARE                     $   0.05          $   0.38          $   0.47          $   0.57



                                                                      1998 (by quarter)
                                            ---------------------------------------------------------------------
                                                    1                 2                   3               4
  ---------------------------------------------------------------------------------------------------------------
  (in thousands, except per share amounts)
  Revenues                                       $173,615          $180,797          $151,562          $158,174
  Gross profit                                     47,115            49,499            32,968            33,218
  Operating earnings                               26,283            26,694             7,208             5,617
  Income from continuing operations                15,103            15,213             3,272             2,340
  Net income                                       15,468            15,155             2,525             1,356
  Basic earnings per share
    from continuing operations                   $   0.58          $   0.58          $   0.13          $   0.10
  Basic earnings per share                       $   0.59          $   0.58          $   0.10          $   0.06

  Diluted earnings per share
    from continuing operations                   $   0.57          $   0.58          $   0.13          $   0.10
  Diluted earnings per share                     $   0.59          $   0.58          $   0.10          $   0.06

In 1998, the Company recorded certain nonrecurring charges in both the third quarter and the fourth quarter. Operating earnings and income from continuing operations before nonrecurring items for the third quarter of 1998 would be $10,973 and $5,578 respectively. Operating earnings and income from continuing operations before nonrecurring items for the fourth quarter of 1998 would be $10,936 and $5,598 respectively.

NOTE 20: CONTINGENT LIABILITIES

Various claims are asserted against the Company in the ordinary course of business including those pertaining to income tax examinations, product liability and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference to "Proposal No. 1, Election of Directors", as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to "Board Structure and Compensation", "Director Compensation", "Executive Compensation", and "Stock Performance Graph", as described in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to "Stock Ownership of Certain Beneficial Owners and Management", "Beneficial Ownership Table of Directors, Nominees and Executive Officers" and "Beneficial Ownership Table of Shareholders Owning more than Five Percent", as described in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to "Relationship with Independent Auditors" and "Other Matters", as described in the Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1.  FINANCIAL STATEMENTS

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1999
              and December 31, 1998
         Consolidated Income Statements for Each of the Three Years
              in the Period Ended December 31, 1999
         Consolidated Cash Flow Statements for Each of the Three Years
              in the Period Ended December 31, 1999
         Consolidated Stockholders' Equity Statements for Each of the
              Three Years in the Period Ended December 31, 1999
         Notes to Consolidated Financial Statements

     2. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

     3. EXHIBITS The following exhibits are filed herewith or incorporated herein by reference. DOCUMENTS INDICATED BY AN ASTERISK (*) ARE FILED HEREWITH; DOCUMENTS INDICATED BY A DOUBLE ASTERISK IDENTIFY EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the

"Form 10-Q, Second Quarter, 1994" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, File Number 1-12280, (iv) the "Form 8-K" are to the Belden Inc. Report on Form 8-K, filed with the Commission on April 17, 1995, File Number 1-12280, (v) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (vi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 1 of Form S-8 Registration Statement, filed with the Commission on October 23, 1995, File Number 33-66830, (vii) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280,
(viii) the "Form 10-Q, Third Quarter, 1996" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, File Number 1-12280, (ix) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (x) the "Form 8-K, January 1997" are to the Belden Inc. Report on Form 8-K, filed with the Commission on January 23, 1997, File Number 1-12280, (xi) the "Form 10-K 1996" are to the Belden Inc. Report on Form 10-K for 1996, File Number 1-12280, (xii) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (xiii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280, (xiv) the "1999 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-Term Incentive Plan, File Number 333-74923, and the "Form 8-K, July 1999" are to the Belden Inc. Report on Form 8-K, filed with the Commission on July 12, 1999.

 EXHIBIT NO.                        DESCRIPTION

     2.1      Stock Purchase Agreement, dated April 3, 1995, among PCW
              Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc. and
              Belden Europe B.V. for the purchase of Pope Cable and Wire B.V.
              (Exhibit 2 to Form 8-K)
     2.2      Asset Purchase Agreement, dated October 21, 1996, between Belden
              Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form
              10-Q, Third Quarter, 1996)
     2.3      Asset Purchase Agreement, dated November 21, 1996, between Belden
              Wire & Cable Company and Alpha Wire Corporation, and Asset
              Purchase Agreement/U.K. Assets dated January 7, 1997 between
              Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2
              to Form 8-K, January 1997)
     2.4      Agreement and Plan of Merger, dated May 21, 1999, among Belden
              Inc., Ashes Merger Corp., Cable Systems Holding Company, Cable
              Systems Holding, LLC, Citicorp Venture Capital, Ltd. and the other
              Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)
     3.1      Certificate of Incorporation of the Company (Exhibit 3.1 to
              Registration Statement)
     3.2      Bylaws of the Company (Exhibit 3.2 to Registration Statement)
     4.1      Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)
     4.2      Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to
              Form 10-K 1997)
     4.3      Rights Agreement, dated as of July 6, 1995, between Belden Inc.
              and First Chicago Trust Company of New York, as Rights Agent;
              ChaseMellon Shareholder Services, L.L.C. has superseded First
              Chicago Trust Company of New York as Rights Agent (Exhibit 1 to
              Form 8-A)
     4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance
              Company; Nationwide Mutual Insurance Company; State Farm Life
              Insurance Company; Principal Mutual Life Insurance Company; Nippon
              Life Insurance Company of America; and Berkshire Life Insurance
              Company (Exhibit 4.4 to Form 10-K 1997)
     *4.5     First Amendment to Note Purchase Agreement listed above as Exhibit
              4.4, dated as of September 1, 1999
     *4.6     Amended and Restated Series 1997-A Guaranty of Belden Wire &
              Cable, Cable Systems Holding Company and Cable Systems
              International Inc. (now Belden Communications Company), the form of which is included as Annex II to the First Amendment to Note
              Purchase Agreement listed above as Exhibit 4.5
     *4.7 Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers,
              Principal Life Insurance Company, Commercial Union Life Insurance
              Company of America, State Farm Life Insurance Company, State Farm
              Life and Accident Assurance Company, Connecticut General Life
              Insurance Company, Allstate Life Insurance Company, The Travelers
              Insurance Company, Primerica Life Insurance Company, First Trenton
              Indemnity Company, United of Omaha Life Insurance Company,
              American United Life Insurance Company, The State Life Insurance
              Company, Acacia National Life Insurance Company, Acacia Life
              Insurance Company, Ameritas Variable Life Insurance Company,
              Ameritas Life Insurance Corporation, The Canada Life Assurance
              Company, Canada Life Insurance Company of America, Canada Life
              Insurance Company of New York, Lutheran Brotherhood, Modern
              Woodmen of America, Woodmen Accident and Life Company,
              Indianapolis Life Insurance Company and TMG Life Insurance Company
     *4.8     Guaranty of Belden Wire & Cable Company, Cable Systems Holding
              Company, and Cable Systems International Inc (now Belden
              Communications Company), the form of which is included as Exhibit
              1.2 to the Note Purchase Agreement listed above as Exhibit 4.7
     10.1     Asset Transfer Agreement by and between Cooper Industries, Inc.
              and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
     10.2     Canadian Asset Transfer Agreement by and between Cooper Industries
              (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form
              10-Q)
     10.3     Trademark License Agreement by and between Belden Wire & Cable
              Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
     10.4     Stock Agreement by and between Cooper Industries, Inc. and Belden
              Inc. (Exhibit 10.4 to Form 10-Q)
     10.5     Tax Sharing and Separation Agreement by and among Belden Inc.,
              Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
              10.6 to Form 10-Q)
   **10.6     Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
  ***10.7     Amendment to Non-Employee Director Stock Plan
   **10.8     Change of Control Employment Agreements, dated as of August 16,
              1996, between Belden Inc. and each of C. Baker Cunningham, Richard
              K. Reece, Peter J. Wickman and Kevin L. Bloomfield (Exhibit 10.3
              to Form 10-Q, Third Quarter, 1996)
   **10.9     Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
              Belden Wire & Cable Company and Bankers Trust Company (Exhibit
              10.8 to Form 10-K 1997)
   **10.10    Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 1999 Form
              S-8)
  ***10.11    Amendment to Belden Inc. Long-Term Incentive Plan
   **10.12    Belden Inc. Employee Stock Purchase Plan, as restated as of August
              4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
   **10.13    Belden Wire & Cable Company Supplemental Excess Defined Benefit
              Plan (Exhibit 10.11 to Registration Statement)
  ***10.14    Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Benefit Plan
   **10.15    Belden Wire & Cable Company Supplemental Excess Defined
              Contribution Plan (Exhibit 10.15 to Registration Statement)
  ***10.16    Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Contribution Plan
   **10.17    Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
              (Exhibit 10.10 to Form 10-Q)
   **10.18    Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, Bernard G. Rethore and John R.
              DallePezze dated November 14, 1995, February 27, 1997 and May 1,
              1997, respectively (Exhibit 10.15 to Form 10-K 1997)
   **10.19    Change of Control Employment Agreement, dated as of August 16,
              1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.1 to
              Form 10-Q, First Quarter, 1998)
   **10.20    Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to
              Form 10-Q, First Quarter, 1998)
  ***10.21    Change of Control Employment Agreement, dated as of August 16,
              1999, between Belden Inc. and Paul Schlessman
  ***10.22    Indemnification Agreement dated as of July 23, 1999, entered into between Belden Inc. and Paul Schlessman
     10.23    Credit Agreement, dated as of November 18, 1996, among Belden Wire
              & Cable Company,

              Bank of America N.A., Wachovia Bank of Georgia, N.A., Royal Bank
              of Canada, ING Bank Nederland, The Northern Trust Company,
              SunTrust Bank, Atlanta, and Commerzbank Aktiengesellschaft, Grand
              Cayman Branch (Exhibit 10.14 to 10-K 1996)
     10.24    Guaranty of Belden Inc., the form of which is included as Exhibit
              D to the Credit Agreement listed above as Exhibit 10.23 (Exhibit
              10.15 to 10-K 1996)
     *21.1    List of Subsidiaries of Belden Inc.
     *23.1    Consent of Ernst & Young LLP
     *24.1    Powers of Attorney from Members of the Board of Directors of
              Belden Inc.
     *27.1    Financial Data Schedule
     *99.1    Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Belden Inc., Attention:  Secretary
                           7701 Forsyth Boulevard, Suite 800
                           St. Louis, Missouri 63105

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of 1999.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BELDEN INC.

                                    By: /s/   C. Baker Cunningham
                                       ---------------------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President,
Date: March 24, 2000                      Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   /s/   C. Baker Cunningham                      President, Chairman of the Board                    March 24, 2000
-----------------------------                       Chief Executive Officer and Director
C. Baker Cunningham

   /s/   Paul Schlessman                          Vice President, Finance, Treasurer                  March 24, 2000
-----------------------------                       and Chief Financial Officer
Paul Schlessman                                     (Mr. Schlessman also is the Company's
                                                    Chief Accounting Officer)

/s/  LORNE D. BAIN*                               Director                                            March 24, 2000
-----------------------------
Lorne D. Bain

/s/  JOSEPH R. COPPOLA*                           Director                                            March 24, 2000
-----------------------------
Joseph R. Coppola

/s/  ALAN E. RIEDEL*                              Director                                            March 24, 2000
-----------------------------
Alan E. Riedel

/s/  BERNARD G. RETHORE*                          Director                                            March 24, 2000
-----------------------------
Bernard G. Rethore

/s/  JOHN R. DALLEPEZZE*                          Director                                            March 24, 2000
-----------------------------
John R. DallePezze

/s/  CHRISTOPHER I. BYRNES*                       Director                                            March 24, 2000
-----------------------------
Christopher I. Byrnes


-----------------------------------------
*By C. Baker Cunningham, Attorney-in-fact

                          INDEX TO EXHIBITS




     Exhibit                                                        Sequentially
     Number                                                             Numbered
                                                                           Pages

     2.1      Stock Purchase Agreement, dated April 3, 1995, among PCW
              Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc. and
              Belden Europe B.V. for the purchase of Pope Cable and Wire B.V.
              (Exhibit 2 to Form 8-K)
     2.2      Asset Purchase Agreement, dated October 21, 1996, between Belden
              Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form
              10-Q, Third Quarter, 1996)
     2.3      Asset Purchase Agreement, dated November 21, 1996, between Belden
              Wire & Cable Company and Alpha Wire Corporation, and Asset
              Purchase Agreement/U.K. Assets dated January 7, 1997 between
              Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2
              to Form 8-K, January 1997)
     2.4      Agreement and Plan of Merger, dated May 21, 1999, among Belden
              Inc., Ashes Merger Corp., Cable Systems Holding Company, Cable
              Systems Holding, LLC, Citicorp Venture Capital, Ltd. and the other
              Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)
     3.1      Certificate of Incorporation of the Company (Exhibit 3.1 to
              Registration Statement)
     3.2      Bylaws of the Company (Exhibit 3.2 to Registration Statement)
     4.1      Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)
     4.2      Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to
              Form 10-K 1997)
     4.3      Rights Agreement, dated as of July 6, 1995, between Belden Inc.
              and First Chicago Trust Company of New York, as Rights Agent;
              ChaseMellon Shareholder Services, L.L.C. has superseded First
              Chicago Trust Company of New York as Rights Agent (Exhibit 1 to
              Form 8-A)
     4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance
              Company; Nationwide Mutual Insurance Company; State Farm Life
              Insurance Company; Principal Mutual Life Insurance Company; Nippon
              Life Insurance Company of America; and Berkshire Life Insurance
              Company (Exhibit 4.4 to Form 10-K 1997)
     *4.5     First Amendment to Note Purchase Agreement listed above as Exhibit
              4.4, dated as of September 1, 1999
     *4.6     Amended and Restated Series 1997-A Guaranty of Belden Wire &
              Cable, Cable Systems Holding Company and Cable Systems
              International Inc. (now Belden Communications Company), the form of which is included as Annex II to the First Amendment to Note
              Purchase Agreement listed above as Exhibit 4.5
     *4.7 Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, Principal Life Insurance Company, Commercial Union Life Insurance
              Company of America, State Farm Life Insurance Company, State Farm
              Life and Accident Assurance Company, Connecticut General Life
              Insurance Company, Allstate Life Insurance Company, The Travelers
              Insurance Company, Primerica Life Insurance Company, First Trenton
              Indemnity Company, United of Omaha Life Insurance Company,
              American United Life Insurance Company, The State Life Insurance
              Company, Acacia National Life Insurance Company, Acacia Life
              Insurance Company, Ameritas Variable Life Insurance Company,
              Ameritas Life Insurance Corporation, The Canada Life Assurance
              Company, Canada Life Insurance Company of America, Canada Life
              Insurance Company of New York, Lutheran Brotherhood, Modern
              Woodmen of America, Woodmen Accident and Life Company,
              Indianapolis Life Insurance Company and TMG Life Insurance Company

     *4.8     Guaranty of Belden Wire & Cable Company, Cable Systems Holding
              Company, and Cable Systems International Inc (now Belden
              Communications Company), the form of which is included as Exhibit
              1.2 to the Note Purchase Agreement listed above as Exhibit 4.7
     10.1     Asset Transfer Agreement by and between Cooper Industries, Inc.
              and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
     10.2     Canadian Asset Transfer Agreement by and between Cooper Industries
              (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form
              10-Q)
     10.3     Trademark License Agreement by and between Belden Wire & Cable
              Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
     10.4     Stock Agreement by and between Cooper Industries, Inc. and Belden
              Inc. (Exhibit 10.4 to Form 10-Q)
     10.5     Tax Sharing and Separation Agreement by and among Belden Inc.,
              Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
              10.6 to Form 10-Q)
   **10.6     Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
  ***10.7     Amendment to Non-Employee Director Stock Plan
   **10.8     Change of Control Employment Agreements, dated as of August 16,
              1996, between Belden Inc. and each of C. Baker Cunningham, Richard
              K. Reece, Peter J. Wickman and Kevin L. Bloomfield (Exhibit 10.3
              to Form 10-Q, Third Quarter, 1996)
   **10.9     Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
              Belden Wire & Cable Company and Bankers Trust Company (Exhibit
              10.8 to Form 10-K 1997)
   **10.10    Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 1999 Form S-8)
  ***10.11    Amendment to Belden Inc. Long-Term Incentive Plan
   **10.12    Belden Inc. Employee Stock Purchase Plan, as restated as of August
              4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
  ***10.13    Belden Wire & Cable Company Supplemental Excess Defined Benefit
              Plan (Exhibit 10.11 to Registration Statement)
  ***10.14    Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Benefit Plan
   **10.15    Belden Wire & Cable Company Supplemental Excess Defined
              Contribution Plan (Exhibit 10.15 to Registration Statement)
  ***10.16    Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Contribution Plan
   **10.17    Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
              (Exhibit 10.10 to Form 10-Q)
   **10.18    Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, Bernard G. Rethore and John R.
              DallePezze dated November 14, 1995, February 27, 1997 and May 1,
              1997, respectively (Exhibit 10.15 to Form 10-K 1997)
   **10.19    Change of Control Employment Agreement, dated as of August 16,
              1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.1 to
              Form 10-Q, First Quarter, 1998)
   **10.20    Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to
              Form 10-Q, First Quarter, 1998)
  ***10.21    Change of Control Employment Agreement, dated as of August 16,
              1999, between Belden Inc. and Paul Schlessman
  ***10.22    Indemnification Agreement dated as of July 23, 1999, entered into between Belden Inc. and Paul Schlessman
     10.23    Credit Agreement, dated as of November 18, 1996, among Belden Wire
              & Cable Company, Bank of America N.A., Wachovia Bank of Georgia,
              N.A., Royal Bank of Canada, ING Bank Nederland, The Northern Trust
              Company, SunTrust Bank, Atlanta, and Commerzbank
              Aktiengesellschaft, Grand Cayman Branch (Exhibit 10.14 to 10-K
              1996)
     10.24    Guaranty of Belden Inc., the form of which is included as Exhibit
              D to the Credit Agreement listed above as Exhibit 10.23 (Exhibit
              10.15 to 10-K 1996)
    *21.1     List of Subsidiaries of Belden Inc.
    *23.1     Consent of Ernst & Young LLP
    *24.1     Powers of Attorney from Members of the Board of Directors of
              Belden Inc.

     *27.1    Financial Data Schedule
     *99.1    Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2000


*Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.