Form 10-K405/A
period 1999-12-31
BELDEN INC
filed 2000-03-30
CIK 910134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A


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

                                  AMENDMENT

This Amendment to Belden Inc's 1999 10-K that was filed on March 24, 2000, is currently being filed for purposes of deleting Exhibit 99.1.

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

     3. EXHIBITS The following exhibits are filed herewith or incorporated herein by reference. DOCUMENTS INDICATED BY AN ASTERISK (*) ARE FILED HEREWITH; DOCUMENTS INDICATED BY A DOUBLE ASTERISK IDENTIFY EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the"Form 10-Q, Second Quarter, 1994" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, File Number 1-12280, (iv) the "Form 8-K" are to the Belden Inc. Report on Form 8-K, filed with the Commission on April 17, 1995, File Number 1-12280, (v) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (vi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 1 of Form S-8 Registration Statement, filed with the Commission on October 23, 1995, File Number 33-66830,
(vii) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (viii) the "Form 10-Q, Third Quarter, 1996" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, File Number 1-12280, (ix) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (x) the "Form 8-K, January 1997" are to the Belden Inc. Report on Form 8-K, filed with the Commission on January 23, 1997, File Number 1-12280, (xi) the "Form 10-K 1996" are to the Belden Inc. Report on Form 10-K for 1996, File Number 1-12280, (xii) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (xiii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280, (xiv) the "1999 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-Term Incentive Plan, File Number 333-74923, and the "Form 8-K, July 1999" are to the Belden Inc. Report on Form 8-K, filed with the Commission on July 12, 1999.

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

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BELDEN INC.

                                    By: /s/   C. Baker Cunningham
                                       ---------------------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President,
Date: March 29, 2000                      Chief Executive Officer and Director