Form 10-Q
period 2000-03-31
BELDEN INC
filed 2000-05-11
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                 Yes   X           No
                    -------          -------

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 23, 2000: 24,294,940 shares


================================================================================

Exhibit Index on Page 15                                            Page 1 of 16

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,        December 31,
                                                                                         2000              1999
---------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
                                                                                            (in thousands)
                                                        ASSETS
Current assets:
    Cash and cash equivalents                                                          $   1,324        $   3,874
    Receivables                                                                          119,392          135,576
    Inventories                                                                          136,715          125,370
    Deferred income taxes                                                                 10,878           10,911
    Other                                                                                  3,531            3,559
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                            271,840          279,290
Property, plant and equipment, less
     accumulated depreciation                                                            333,982          336,817
Intangibles, less accumulated amortization                                                88,782           89,465
Other assets                                                                               2,524            6,892
---------------------------------------------------------------------------------------------------------------------
                                                                                       $ 697,128        $ 712,464
---------------------------------------------------------------------------------------------------------------------
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                           $  93,281        $ 115,322
    Income taxes payable                                                                   6,937            4,464
---------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                        100,218          119,786
Long-term debt                                                                           280,096          283,817
Postretirement benefits other than pensions                                               13,144           13,432
Deferred income taxes                                                                     35,870           32,880
Other long-term liabilities                                                               16,677           15,022
Stockholders' equity:
    Preferred stock                                                                            -                -
    Common stock                                                                             262              262
    Additional paid-in capital                                                            47,756           47,958
    Retained earnings                                                                    257,802          249,653
    Treasury stock, at cost                                                              (36,806)         (37,296)
    Accumulated other comprehensive income (loss)                                        (17,891)         (13,050)
---------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                       251,123          247,527
---------------------------------------------------------------------------------------------------------------------
                                                                                       $ 697,128        $ 712,464
=====================================================================================================================

See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                     ---------------------------------
                                                                           2000             1999
      -----------------------------------------------------------------------------------------------------------

                                                                  (in thousands, except per share data)
      Revenues                                                             $ 228,009        $159,629
      Cost of sales                                                          181,139         124,825
      -----------------------------------------------------------------------------------------------------------
          Gross profit                                                        46,870          34,804
      Selling, general and administrative expenses                            27,001          22,382
      Amortization of goodwill                                                   495             494
      -----------------------------------------------------------------------------------------------------------
          Operating earnings                                                  19,374          11,928
      Interest expense                                                         4,518           1,919
      -----------------------------------------------------------------------------------------------------------
          Income from continuing operations before tax                        14,856          10,009
      Income taxes                                                             5,497           3,778
      -----------------------------------------------------------------------------------------------------------
          Income from continuing operations                                    9,359           6,231
      Income from discontinued business net of
           tax of $54 in 1999                                                      -              89
      Loss on disposal of discontinued business
          net of tax benefit of $3,123 in 1999                                     -          (5,150)
      -----------------------------------------------------------------------------------------------------------
              Net income                                                   $   9,359        $  1,170
      ===========================================================================================================
      Basic earnings per share from continuing operations                  $     .38        $    .26
      Basic earnings per share                                             $     .38        $    .05
      ===========================================================================================================
      Diluted earnings per share from continuing operations                $     .38        $    .26
      Diluted earnings per share                                           $     .38        $    .05
      ===========================================================================================================
      See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                            -----------------------------------
                                                                                     2000                1999
-----------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Cash flows from operating activities:
    Income from continuing operations                                                $9,359              $6,231
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation                                                                  7,207               4,934
        Amortization                                                                  1,579               1,267
        Deferred income taxes                                                         3,023                (988)
        Changes in operating assets and liabilities(*):
             Receivables                                                             13,633              (6,994)
             Inventories                                                            (13,299)              4,141
             Accounts payable and accrued liabilities                               (20,273)             (5,304)
             Income taxes payable                                                     2,702               5,254
             Other assets and liabilities, net                                        3,412              (1,768)
-----------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                           7,343               6,773
Cash flows from investing activities:
    Capital expenditures                                                             (7,022)             (5,122)
-----------------------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                              (7,022)             (5,122)
Cash flows from financing activities:
    Net borrowings/(paydown) under long-term credit facility and
         credit agreements                                                           (1,842)               (855)
    Exercise of stock options                                                           202                 471
    Cash dividends paid                                                              (1,210)             (1,217)
-----------------------------------------------------------------------------------------------------------------
                  Net cash used for financing activities                             (2,850)             (1,601)
Cash flows from discontinued operations:
    Loss from discontinued operations                                                      -             (5,061)
    Adjustments to reconcile loss from discontinued
        operations to net cash provided by/(used for)
        discontinued operations:
        Depreciation and amortization                                                      -                695
        Loss on disposal and other non cash charges                                        -              8,273
        Changes in operating assets and liabilities of discontinued
         operations                                                                        -             (6,115)
        Capital expenditures                                                               -               (416)
-----------------------------------------------------------------------------------------------------------------
Net cash used for discontinued operations                                                  -             (2,624)
Effect of exchange rate changes on cash and cash equivalents                            (21)                 69
-----------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                (2,550)             (2,505)
Cash and cash equivalents, beginning of period                                        3,874               3,291
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $1,324               $ 786
=================================================================================================================

See accompanying notes.

(*)Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                                                            Accumulated
                                             Common Stock                               Treasury Stock         Other
                                          ------------------   Paid-In    Retained    ------------------   Comprehensive
(in thousands)                             Shares   Amount     Capital    Earnings    Shares      Amount   Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                26,204     $262    $48,482    $218,605    (1,875)    ($38,823)      ($8,859)   $219,667

Net Income                                                                   1,170                                            1,170

Foreign currency translation adjustments                                                                         (1,817)     (1,817)
                                                                                                                          ---------

        Comprehensive income (loss)                                                                                            (647)

Issuance of common stock for:
   Stock Options                                                  (342)                   26          813                       471

Cash dividends ($.05 per share)                                             (1,217)                                          (1,217)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                   26,204     $262    $48,140    $218,558    (1,849)    ($38,010)     ($10,676)   $218,274
===================================================================================================================================


Balance at December 31, 1999                26,204     $262    $47,958    $249,653    (1,826)    ($37,296)     ($13,050)   $247,527

Net Income                                                                   9,359                                            9,359

Foreign currency translation adjustments                                                                         (4,841)     (4,841)
                                                                                                                          ---------

        Comprehensive income (loss)                                                                                           4,518

Issuance of common stock for:
    Stock Options                                                 (202)                   26          490                       288

Cash dividends ($.05 per share)                                             (1,210)                                          (1,210)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                   26,204     $262    $47,756    $257,802    (1,810)    ($36,806)     ($17,891)   $251,123
===================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 1999 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first three months of 2000 and 1999 amounted to $561,000 and $446,000, respectively.

Total interest paid, net of amounts capitalized, during the first three months of 2000 and 1999 amounted to $8,345,000 and $3,450,000, respectively.

NOTE 3:  INVENTORIES

                                                                                   MARCH 31,           December 31,
                                                                                     2000                  1999
--------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Raw materials                                                                       $ 27,912              $ 32,984
Work-in-process                                                                       21,849                20,495
Finished goods                                                                        92,926                77,966
Perishable tooling and supplies                                                        6,569                 6,577
------------------------------------------------------------------------- -------------------- ---------------------
    Total                                                                            149,256               138,022
Excess of current standard costs over LIFO costs                                      (7,909)               (8,203)
Obsolescence and other reserves                                                       (4,632)               (4,449)
------------------------------------------------------------------------- -------------------- ---------------------
    Net inventories                                                                 $136,715              $125,370
====================================================================================================================

NOTE 4:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                          ------------------------------------------
                                                                                      2000              1999
--------------------------------------------------------------------------------------------------------------------
Numerator:                                                                     (in thousands, except per share data)

     Income from continuing operations                                             $ 9,359           $ 6,231
     Net Income                                                                    $ 9,359           $ 1,170
--------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per share - weighted
        average shares                                                              24,384            24,342
Effect of dilutive employee stock options                                              172                48
--------------------------------------------------------------------------------------------------------------------
     Denominator for dilutive earnings per share - adjusted
        weighted average shares                                                     24,556            24,390
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share from continuing operations                                 $  .38            $  .26
Basic earnings per share                                                            $  .38            $  .05
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share from continuing operations                               $  .38            $  .26
Diluted earnings per share                                                          $  .38            $  .05
--------------------------------------------------------------------------------------------------------------------

On May 4, 2000 the Company declared a quarterly cash dividend of $.05 per share payable on July 5, 2000 to shareholders of record on June 1, 2000.

NOTE 5: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are conducted within two business segments, the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets wire, cable, and fiber optic products primarily for the electronics and electrical markets, including products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets wire and cable primarily for the telecommunications market. The segment includes products used for the transmission of voice, video, and data. These products are sold primarily to major communications companies directly and, secondarily, through distributors.

The Communications segment was created in connection with the acquisition of CSI in June 1999. Therefore, no comparative information is presented below.

THREE MONTHS ENDED MARCH 31, 2000

                                                                                       Corporate &
                                              Electronics       Communications        Elimination's      Consolidated
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                           $175,860            $52,149              -               $228,009
INTERSEGMENT REVENUES                                   800              7,172               (7,972)               -
OPERATING EARNINGS                                   18,030              1,695                 (351)          19,374
INTEREST EXPENSE                                         -                  -                 4,518            4,518
INCOME FROM CONTINUING
OPERATIONS, BEFORE TAX                               18,030              1,695               (4,869)          14,856

Three Months Ended March 31, 1999

                                                                                        Corporate &
                                                Electronics        Communications       Elimination's       Consolidated
-------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                           $159,629                     -              $    -           $159,629
Operating earnings                                   13,145                     -              (1,217)            11,928
Interest expense                                          -                     -               1,919              1,919
Income from continuing operations, before
tax                                                  13,145                     -              (3,136)            10,009


Geographic information

                                                                       Three Months Ended March 31,
                                                 ------------------------------------------------------------------------
                                                                2000                                   1999
-------------------------------------------------------------------------------------------------------------------------
                                                                     Percent of                             Percent of
Country & Region                                    Revenues           Revenue             Revenues           Revenue
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
US & Canada                                             $169,517                74%            $107,515                67%
Europe                                                    38,420                17%              34,514                22%
Asia/Pacific                                              11,581                 5%              11,691                 7%
Latin America                                              6,818                 3%               4,494                 3%
Other                                                      1,673                 1%               1,415                 1%
-------------------------------------------------------------------------------------------------------------------------

Total                                                   $228,009               100%            $159,629               100%
-------------------------------------------------------------------------------------------------------------------------

NOTE 6: SUBSEQUENT EVENTS

On April 3, 2000, the Company purchased Corning's UK metallic communications business, located in Blackley, near Manchester, England, by purchasing certain assets and assuming certain liabilities of Corning. The business primarily serves the British communications market, and is the sole supplier of metallic communications cables to British Telecom. In connection with the purchase, the company expects to record goodwill of between $3 million and $5 million. The business will be included within the Communications segment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

Revenues
Revenues from continuing operations for the three months ended March 31, 2000 were up 43% to $228.0 million compared with $159.6 million in the same period last year. Included in the first quarter of 2000 is approximately $58.1 million of additional revenues compared to the first quarter of 1999 relating to the acquisitions of Dorfler Kabelwerk GmbH. (Dorfler), Klosterneuburg, Austria and Duna Kabel Kft. (Duna), Budapest, Hungary, completed October 25, 1999, and CSI completed June 28, 1999. The following table shows the components of the 43% increase in the Company's revenues for the three months ended March 31, 2000 compared with 1999 in each of the Company's four served markets.

                                                              % Increase
                                        % of Total         In 2000 Revenues
                                         Revenues         Compared with 1999
                                         --------         ------------------
Communications                              30%                   179%
Networking                                  22                     44
Industrial                                  30                      8
Entertainment & OEM                         18                     12

Communications market revenues were up 179% due primarily to the acquisition of CSI. Contributing further to the gains in this served market has been the success of new communications business contracts won since the acquisition. Revenues from internal growth in the communications market were 20% in the first quarter of 2000 compared to the same period in 1999. A significant component of this internal growth was the strong demand for the Company's broadband products across all geographic regions. This growth has been driven by strong demand for the Company's fiber optic products, wireless satellite products as well as increased sales of CATV products due to the Company having lower lead times than certain competitors.

Networking market revenues for the three months ended March 31, 2000 were up 44% compared to the same period of 1999. Included in this growth are revenues from CSI as well as the incremental business obtained due to implemented cross selling and supply strategies for high demand products between the Divisions. Growth before the impact of acquisitions was 2% from the first quarter of 1999. This increase is due primarily to high growth rates for the Company's networking products, offset by unfavorable foreign exchange rate changes from Europe. In addition, offsetting some of the volume increases from the first quarter of 1999 are lower prices for the Company's networking products in Europe. This lower pricing environment is being driven by a shift in demand toward braided products in that region.

Industrial market revenues were up 8% in the first quarter of 2000 over 1999. This increase is due to the recent strength of the Canadian instrumentation control cable market as well as an increase in project activity in the Asia/Pacific region.

Entertainment & OEM market revenues increased 12% in the first quarter of 2000 compared with 1999. Professional broadcast products are up across all geographical regions. This increase is being fueled by the digital conversion of broadcasters, increased large project volume, and the shipping of Sydney Olympic orders during the quarter. Revenues in Europe are up due to the acquisition of Duna/Dorfler, offset, in part, by lower sales of OEM products.

U.S. revenues, which represented approximately 70% of total revenues in the first quarter of 2000, increased 65% from 1999 due to internal growth of 13% and the remainder due to the acquisition of CSI. Strong demand across all of the Company's served markets contributed to this increase. European revenues increased 11% in the first quarter of 2000 compared with 1999 due to the addition of Duna/Dorfler. Without this acquisition, sales in Europe would be down 6%. This decrease is due primarily to the unfavorable impact of changes in exchange rates. Without the unfavorable exchange rate impact from Europe, internal revenues before acquisition would be up 6%. European and Canadian revenues represented 17% and 4% of total revenues, respectively, for the first quarter of 2000. Sales to the Asia/Pacific region, which represented 5% of total revenues for the first quarter of 2000, were flat compared with 1999. Market stabilization in the region has driven increased demand for the Company's products, especially industrial and broadcast products, offset, in part, by increased competition for communications market business. Sales into export markets, including the Middle East and Latin America, were up 13% primarily due to strong demand for networking products and increased broadband projects in the Latin American markets.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the three months ended March 31, 2000 compared with the same period in 1999.


                                                         Three Months Ended
                                                              March 31,                          % Increase
                                               --------------------------------------          2000 Compared
                                                     2000                  1999                   With 1999
-------------------------------------------------------------------------------------------------------------------------
                                                     (in thousands, except % data)

Gross profit                                       $ 46,870               $ 34,804                 34.7%
    As a % of revenue                                 20.6%                  21.8%

Operating earnings                                 $ 19,374                $11,928                 62.4%
    As a % of revenue                                  8.5%                   7.5%

Income  from  continuing  operations, before
income taxes                                       $ 14,856               $ 10,009                 48.4%
    As a % of revenue                                  6.5%                   6.3%

Income from continuing operations                   $ 9,359                 $6,231                 50.2%
    As a % of revenue                                  4.1%                   3.9%

Gross profit for the first quarter of 2000 was up 35% from the first quarter of 1999. Of this increase, 44% was the result of additional revenues from the acquisition of CSI in June 1999. The remaining increase, while including a small portion related to the acquisition of Duna/Dorfler in October 1999, was primarily due to the impact of internal growth, higher average Industrial prices in the US, partially offset by lower average pricing in the networking markets in the European region. In addition, the Electronics segment manufacturing cost structure has been mildly improved due to the consolidation of higher cost facilities into a new facility in Lancaster County, South Carolina. The decrease in gross profit as a percent of revenues in 2000 was primarily attributable to lower average pricing in the networking markets as well as the inclusion of the Communications segment, which have the effect of lowering the average gross profit percentage realized. These decreases were partially offset by cost saving programs put into effect in the fourth quarter of 1998 and fully realized by late 1999, including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new lower-cost facility.

Operating earnings increased during the first quarter of 2000 compared to the first quarter of 1999 due to higher gross profit. In addition, the impact of higher leveraged selling, general and administrative expenses on revenues by both business segments contributed to the increase in operating earnings and operating earnings as a percent of revenues.

Income before income taxes increased due to higher operating earnings, partially offset by higher interest costs associated with higher average debt levels and effective interest rates. Average debt levels are higher primarily due to the acquisition of CSI on June 28, 1999, and Duna/Dorfler on October 25, 1999. Average debt during the first quarters of 2000 and 1999 was $290 million and $170 million, respectively. The Company's average daily interest rate for the first quarter of 2000 was 6.5% compared to 5.5% for the same period in 1999.

The Company's effective tax rate was 37.0% and 37.8%, for the three months ended March 31, 2000 and 1999, respectively. This decrease is due to a permanent reduction in the Company's effective state income tax rate.



LIQUIDITY AND CAPITAL RESOURCES
The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At March 31, 2000, the Company had $120 million available under the Credit Agreement. In addition, as of March 31, 2000, the Company had unsecured, uncommitted arrangements with five banks under which it may borrow up to $82 million at prevailing interest rates. At March 31, 2000, the Company had $36 million available under these arrangements.

The Company had privately placed, unsecured debt of $200 million outstanding as of March 31, 2000. These private placements were issued in tranches of $75 million, $64 million, $44 million, and $17 million, which will mature in 2009, 2004, 2006 and 2009, with interest rates of 6.92%, 7.60%, 7.74%, and 7.95%, respectively. The Note Purchase Agreements effecting these private placements contain affirmative and negative covenants including a minimum net worth, and a maximum ratio of debt to total capitalization.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first three months of 2000, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations and dispositions) used cash of $20 million. The change in operating working capital was primarily due to investments made for additional inventory to service new business and the net impact of lower accounts payable and accounts receivable balances due to timing of payments and collections.

Capital Expenditures
For the first three months in 2000, the Company had capital expenditures of $7.0 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $40 million during 2000 on these and similar projects.


FORWARD-LOOKING STATEMENTS
The statements set forth in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The improving but still unsettled economic climate being experienced in the Asia/Pacific regions and its impact on sales, heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions, including but not limited to cost saving and profit improvement initiatives within the Communications segment; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs; and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to do so.

                            PART II OTHER INFORMATION





ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.1 Indemnification Agreements entered into between Belden Inc. and John M. Monter and Whiston Sadler, respectively, dated May 4, 2000.

     Exhibit 27.1: Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      BELDEN INC.



Date: May 8, 2000                        By:  /s/ C. Baker Cunningham
                                            ---------------------------------
                                            C. Baker Cunningham
                                            Chairman of the Board, President
                                            and Chief Executive Officer





Date: May 8, 2000                       By:  /s/ Paul Schlessman
                                           ----------------------------------
                                           Paul Schlessman
                                           Vice President, Finance,
                                           Treasurer and Chief Financial Officer