Form 10-Q
period 2000-06-30
BELDEN INC
filed 2000-08-14
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Yes  [X]        No  [ ]

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 10, 2000: 24,414,168 shares



================================================================================


Exhibit Index on Page 17                                           Page 1 of 17

                          PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,           December 31,
                                                                              2000                  1999
--------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
                                                                                     (in thousands)
                                                                         -------------------------------------
                                                         ASSETS
Current assets:
    Cash and cash equivalents                                           $  5,496           $  3,874
    Receivables                                                          154,183            135,576
    Inventories                                                          159,212            125,370
    Deferred income taxes                                                 12,929             10,911
    Other                                                                  3,120              3,559
-------------------------------------------------------------------------------------------------------------
         Total current assets                                            334,940            279,290
Property, plant and equipment, less
     accumulated depreciation                                            350,663            336,817
Intangibles, less accumulated amortization                                96,110             89,465
Other assets                                                               3,043              6,892
-------------------------------------------------------------------------------------------------------------
                                                                        $784,756           $712,464
=============================================================================================================
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                            $122,355           $115,322
    Income taxes payable                                                   7,387              4,464
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                        129,742            119,786
Long-term debt                                                           322,095            283,817
Postretirement benefits other than pensions                               12,750             13,432
Deferred income taxes                                                     41,945             32,880
Other long-term liabilities                                               15,452             15,022
Stockholders' equity:
    Preferred stock                                                           -                  -
    Common stock                                                             262                262
    Additional paid-in capital                                            46,853             47,958
    Retained earnings                                                    269,056            249,653
    Treasury stock, at cost                                              (36,292)           (37,296)
    Accumulated other comprehensive income (loss)                        (17,107)           (13,050)
-------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                       262,772            247,527
-------------------------------------------------------------------------------------------------------------
                                                                        $784,756           $712,464
=============================================================================================================


See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                      2000           1999              2000          1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands, except per share data)
Revenues                                                           $291,199        $166,220          $519,208      $325,849
Cost of sales                                                       233,518         126,418           414,657       251,243
-----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                     57,681          39,802           104,551        74,606
Selling, general and administrative expenses                         32,063          22,560            59,064        44,942
Amortization of goodwill                                                509             496             1,004           990
-----------------------------------------------------------------------------------------------------------------------------
    Operating earnings                                               25,109          16,746            44,483        28,674
Interest expense                                                      5,309           1,913             9,827         3,832
-----------------------------------------------------------------------------------------------------------------------------
    Income from continuing operations before tax                     19,800          14,833            34,656        24,842
Income taxes                                                          7,326           5,599            12,823         9,377
-----------------------------------------------------------------------------------------------------------------------------
    Income from continuing operations                                12,474           9,234            21,833        15,465

Income from discontinued business, net of tax
    of $54                                                                -               -                 -            89

Loss on disposal of discontinued business, net of
    tax benefit of $3,123                                                 -               -                 -        (5,150)
-----------------------------------------------------------------------------------------------------------------------------
       Net income                                                  $ 12,474        $  9,234          $ 21,833      $ 10,404
=============================================================================================================================
Basic earnings per share from continuing operations                $    .51        $    .38          $    .90      $    .64
Basic earnings per share                                           $    .51        $    .38          $    .90      $    .43
=============================================================================================================================
Diluted earnings per share from continuing operations              $    .50        $    .38          $    .88      $    .63
Diluted earnings per share                                         $    .50        $    .38          $    .88      $    .43
=============================================================================================================================



See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------
                                                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Cash flows from operating activities:
    Income from continuing operations                                             $  21,833           $  15,465
    Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
        Depreciation                                                                 15,068              10,204
        Amortization                                                                  3,077               2,586
        Deferred income taxes                                                         7,047              (2,266)
        Changes in operating assets and liabilities(*):
           Receivables                                                              (22,295)             (3,031)
           Inventories                                                              (25,554)              7,176
           Accounts payable and accrued liabilities                                  (8,601)              2,691
           Income taxes payable                                                       3,241                (433)
           Other assets and liabilities, net                                           (504)               (870)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used for) operating activities                   (6,688)             31,522
Cash flows from investing activities:
    Capital expenditures                                                            (16,607)             (9,685)
    Cash paid for acquired businesses                                               (15,959)           (180,956)
    Proceeds from sale of Cord Products Division                                         -               25,000
    Proceeds from disposal of property                                                   -                  922
-----------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                                (32,566)           (164,719)
Cash flows from financing activities:
    Net borrowings under long-term credit facility and
      credit agreements                                                              42,916               9,781
    Proceeds from bridge loan to be refinanced                                           -              125,000
    Exercise of stock options                                                           489                 567
    Cash dividends paid                                                              (2,430)             (2,436)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                              40,975             132,912
Cash flows from discontinued operations:
    Loss from discontinued operations                                                    -               (5,061)
    Adjustments to reconcile loss from discontinued
      operations to net cash used for discontinued operations:
        Depreciation and amortization                                                    -                  695
        Loss on disposal and other non-cash charges                                      -                8,273
        Changes in operating assets and liabilities of discontinued
           operations                                                                    -               (4,823)
        Capital expenditures                                                             -                 (416)
-----------------------------------------------------------------------------------------------------------------
              Net cash used for discontinued operations                                  -               (1,332)
Effect of exchange rate changes on cash and cash equivalents                            (99)                  4
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      1,622              (1,613)
Cash and cash equivalents, beginning of period                                        3,874               3,291
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $   5,496           $   1,678
=================================================================================================================


See accompanying notes.

(*) Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                                         Accumulated
                                            Common Stock                             Treasury Stock         Other
                                          ---------------   Paid-In     Retained  --------------------  Comprehensive
(in thousands)                             Shares  Amount   Capital     Earnings    Shares    Amount    Income (Loss)    Total
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998               26,204   $262    $48,482     $218,605    (1,875)  ($38,823)       ($8,859)  $219,667

Net income                                                                10,404                                         10,404

Foreign currency translation adjustments                                                                      (2,300)    (2,300)
                                                                                                                       ---------

        Comprehensive income                                                                                              8,104

Equity transactions involving:
    Stock options                                              (345)                    29         912                      537

Cash dividends ($.05 per share)                                           (2,436)                                        (2,436)

--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                   26,204   $262    $48,137     $226,573    (1,846)   ($37,911)     ($11,159)  $225,902
================================================================================================================================


Balance at December 31, 1999               26,204   $262    $47,958     $249,653    (1,826)   ($37,296)     ($13,050)  $247,527

Net income                                                                21,833                                         21,833

Foreign currency translation adjustments                                                                      (4,057)    (4,057)
                                                                                                                       ---------

        Comprehensive income                                                                                             17,776

Equity transactions involving:
    Stock options                                            (1,096)                    28         878                     (218)
    Stock compensation                                           (9)                     4         126                      117

Cash dividends ($.05 per share)                                           (2,430)                                        (2,430)

--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   26,204   $262    $46,853     $269,056    (1,794)   ($36,292)     ($17,107)  $262,772
================================================================================================================================


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date, other than December 31, 1999, has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE 2:  ACQUISITIONS

On April 3, 2000, the Company purchased certain assets and assumed certain liabilities of Corning's metallic communications cable business for cash of approximately $16 million. The Company financed the acquisition utilizing funds available under its existing credit agreement. The acquired business primarily serves the British communications market and is the sole supplier of metallic communications cables to British Telecom. Located near Manchester, England, the acquired business had fiscal 1999 revenues of approximately $100 million. The Company accounted for the acquisition under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. The Company recorded a preliminary goodwill amount of $7 million related to the acquisition. The acquired business' operating results have been included in the Company's consolidated results from April 3, 2000.


NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first six months of 2000 and 1999 amounted to $6,430,000 and $7,796,000, respectively. Included in these amounts were $4,300,000 and $6,200,000 paid to Cooper Industries, Inc. in the first six months of 2000 and 1999, respectively, in accordance with a Tax Sharing and Separation Agreement between Cooper and the Company, entered into in 1993 in connection with the Company's initial public offering.

Total interest paid, net of amounts capitalized, during the first six months of 2000 and 1999 amounted to $9,944,000 and $4,122,000, respectively.

NOTE 4:  INVENTORIES

                                                                               JUNE 30,           December 31,
                                                                                 2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Raw materials                                                                $  29,024              $ 32,984
Work-in-process                                                                 24,720                20,495
Finished goods                                                                 115,650                77,966
Perishable tooling and supplies                                                  6,645                 6,577
---------------------------------------------------------------------------------------------------------------
    Total                                                                      176,039               138,022
Excess of current standard costs over LIFO costs                                (7,964)               (8,203)
Obsolescence and other reserves                                                 (8,863)               (4,449)
---------------------------------------------------------------------------------------------------------------
    Net inventories                                                          $ 159,212              $125,370
===============================================================================================================




NOTE 5:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three Months Ended          Six Months Ended
                                                                               June 30,                   June 30,
                                                                     ------------------------- -------------------------
                                                                         2000          1999         2000         1999
------------------------------------------------------------------------------------------------------------------------
Numerator:                                                                 (in thousands, except per share data)
     Income from continuing operations                                 $ 12,474     $  9,234     $ 21,833      $ 15,465
     Net income                                                        $ 12,474     $  9,234     $ 21,833      $ 10,404
------------------------------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per share - weighted
        average shares                                                   24,399       24,356       24,392        24,349
Effect of dilutive employee stock options                                   389          121          280            85
------------------------------------------------------------------------------------------------------------------------
     Denominator for dilutive earnings per share - adjusted              24,788       24,477
        weighted average shares                                                                    24,672        24,434
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share from continuing operations                    $    .51     $    .38     $    .90      $    .64
Basic earnings per share                                               $    .51     $    .38     $    .90      $    .43
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share from continuing operations                  $    .50     $    .38     $    .88      $    .63
Diluted earnings per share                                             $    .50     $    .38     $    .88      $    .43
------------------------------------------------------------------------------------------------------------------------



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

SIX MONTHS ENDED JUNE 30, 2000
                                                                                            CORPORATE &
                                                 ELECTRONICS         COMMUNICATIONS        ELIMINATIONS       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                          $ 374,398             $ 144,810            $       -          $ 519,208
INTERSEGMENT REVENUES                                 2,798                14,328              (17,126)                 -
OPERATING EARNINGS                                   42,510                 5,604               (3,631)            44,483
INTEREST EXPENSE                                          -                     -                9,827              9,827
INCOME FROM CONTINUING OPERATIONS BEFORE
  TAX                                                42,510                 5,604              (13,458)            34,656


Six Months Ended June 30, 1999
                                                                                            Corporate &
                                                 Electronics         Communications        Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                          $ 325,849             $       -            $       -          $ 325,849
Intersegment revenues                                   773                     -                 (773)                 -
Operating earnings                                   31,200                     -               (2,526)            28,674
Interest expense                                          -                     -                3,832              3,832
Income from continuing
   operations before tax                             31,200                     -               (6,358)            24,842



THREE MONTHS ENDED JUNE 30, 2000
                                                                                            CORPORATE &
                                                 ELECTRONICS         COMMUNICATIONS        ELIMINATIONS       CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                          $ 198,536                $92,663           $       -          $ 291,199
INTERSEGMENT REVENUES                                 2,000                  7,154              (9,154)                 -
OPERATING EARNINGS                                   24,480                  3,909              (3,280)            25,109
INTEREST EXPENSE                                          -                      -               5,309              5,309
INCOME FROM CONTINUING OPERATIONS BEFORE
  TAX                                                24,480                  3,909              (8,589)            19,800


Three Months Ended June 30, 1999
                                                                                            Corporate &
                                                 Electronics         Communications        Eliminations       Consolidated
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                          $ 166,220                $    -            $       -          $ 166,220
Intersegment revenues                                   401                     -                 (401)                 -
Operating earnings                                   18,054                     -               (1,308)            16,746
Interest expense                                          -                     -                1,913              1,913
Income from continuing
   operations before tax                             18,054                     -               (3,221)            14,833



Geographic information
                                 Three Months Ended June 30,                           Six Months Ended June 30,
                      -------------------------------------------------- ----------------------------------------------------
                               2000                       1999                      2000                      1999
-----------------------------------------------------------------------------------------------------------------------------
                                    PERCENT OF                 Percent                  PERCENT OF                   Percent
Country & Region       REVENUES      REVENUES    Revenues    of Revenues   REVENUES      REVENUES   Revenues      of Revenues
-----------------------------------------------------------------------------------------------------------------------------
                                                                (in thousands)
U.S. & Canada          $207,824          71%     $113,462          68%     $377,341          73%    $220,978            68%
Europe                   62,753          22%       32,660          20%      101,173          19%      67,174            21%
Asia/Pacific             12,509           4%       13,230           8%       24,090           5%      24,921             7%
Latin America             6,357           2%        4,869           3%       13,175           2%       9,363             3%
Other                     1,756           1%        1,999           1%        3,429           1%       3,413             1%
-----------------------------------------------------------------------------------------------------------------------------

Total                  $291,199         100%     $166,220         100%     $519,208         100%    $325,849           100%
-----------------------------------------------------------------------------------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS AND FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Revenues

Revenues for the six months ended June 30, 2000, were up 59% to $519.2 million compared with $325.8 million in the same period last year. Included in the six months ended June 30, 2000, is approximately $156.3 million of additional revenues compared to the same period of 1999 relating to the acquisitions of Corning's U.K. metallic communications cable business (UK Comms), Manchester, England, completed April 3, 2000, Dorfler Kabelwerk GmbH. (Dorfler), Klosterneuburg, Austria and Duna Kabel Kft. (Duna), Budapest, Hungary, completed October 25, 1999, and CSI, Phoenix, Arizona, completed June 28, 1999. Revenues were negatively affected by $9.7 million for the first half of 2000 due to unfavorable foreign currency translation. The following table shows the components of the 59% increase in the Company's revenues for the six months ended June 30, 2000, compared with 1999 in each of the Company's four served markets.

                                                        % Increase
                                   % of Total        In 2000 Revenues
                                    Revenues        Compared with 1999
                                   ----------       ------------------
       Communications                 35%                  282%
       Networking                     20%                   44%
       Industrial                     28%                   13%
       Entertainment & OEM            17%                   14%



Communications market revenues were up 282% due primarily to the acquisitions of CSI and UK Comms. Contributing further to the gains in this served market was the success of new communications business contracts won since the CSI acquisition. Revenues from internal growth in the communications market were 61% in the six months ended June 30, 2000, compared to the same period in 1999. A significant component of this internal growth was the strong demand for the Company's broadband products across all geographic regions.

Networking market revenues for the six months ended June 30, 2000, were up 44% compared to the same period of 1999. Included in this growth were revenues from CSI as well as incremental business obtained from cross-selling and supply strategies for high-demand products between the Company's operating divisions. Growth before the impact of acquisitions was 2% from the six months ended June 30, 1999. This increase was due primarily to high growth rates for the Company's networking products in the U.S., offset by unfavorable foreign exchange rate changes in Europe. In addition, lower revenues on the Company's networking products in Europe offset some of the volume increases from the six months ended June 30, 1999.

Industrial market revenues were up 13% in the six months ended June 30, 2000, over the same period in 1999. This increase resulted from the recent strength of the Canadian instrumentation control cable market as well as an increase in project activity in the Asia/Pacific region.

Entertainment & OEM market revenues increased 14% in the six months ended June 30, 2000, compared with 1999. Sales of professional broadcast products increased across all geographical regions. This favorable performance stemmed from increased large project business such as the Sydney Olympics, continued digital-upgrading projects by broadcasters and a higher rate of Direct Broadcast

Satellite (DBS) installations in both the United States and Australia than was experienced in the first six months of 1999. Revenues in Europe increased due to the acquisitions of Duna and Dorfler.

U.S. revenues, which represented approximately 68% of total revenues in the six months ended June 30, 2000, increased 77% due primarily to the acquisition of CSI. Internal growth before this acquisition was 24% in the first half of 2000 versus the same period of 1999. Strong demand across all of the Company's served markets contributed to this increase. European revenues increased 51% in the six months ended June 30, 2000, compared with 1999 due to the acquisitions of Duna, Dorfler and UK Comms. Without these acquisitions, sales in Europe decreased 1%. This decrease is due primarily to the negative impact of unfavorable currency translation on year-over-year revenues. Canadian revenues increased 17% in the six months ended June 30, 2000, compared with 1999 due to robust demand for instrumentation control cable that began late in the first quarter of 2000 and carried through the second quarter of 2000. European and Canadian revenues represented 19% and 5% of total revenues, respectively, for the six months ended June 30, 2000. Sales to the Asia/Pacific region, which represented 5% of total revenues for the first half of 2000, decreased 3% in the six months ended June 30, 2000, compared with the same period in the prior year. This decrease was due primarily to the negative impact that unfavorable currency translation had on year-over-year revenues and weakened demand for premise and telecom products. Sales into export markets, including the Middle East and Latin America, were up 11% due to greater demand for both networking and industrial products and increased broadband projects in Latin America.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the six months ended June 30, 2000, compared with the same period in 1999.

                                                          Six Months Ended
                                                              June 30,               % Increase
                                                --------------------------------   2000 Compared
                                                     2000             1999           With 1999
-----------------------------------------------------------------------------------------------------
                                                 (in thousands, except % data)
Gross profit                                      $ 104,551         $  74,606          40.1%
    As a % of revenue                                 20.1%             22.9%

Operating earnings                                $  44,483         $  28,674          55.1%
    As a % of revenue                                  8.6%              8.8%

Income  from continuing operations before
income taxes                                      $  34,656         $  24,842          39.5%
    As a % of revenue                                  6.7%              7.6%

Income from continuing operations                 $  21,833         $  15,465          41.2%
    As a % of revenue                                  4.2%              4.7%



Gross profit for the six months ended June 30, 2000, was up 40% from the same period of 1999. Approximately 47% of this increase was the result of additional revenues from the acquisitions of CSI and UK Comms. The remaining increase, while including a small portion related to the acquisitions of Duna and Dorfler, was predominately due to the impact of internal unit growth and higher average prices for industrial products in the U.S., partially offset by lower average prices on networking products in Europe and the Asia/Pacific region. In addition, the Electronics segment continued to recognize the manufacturing cost structure benefits of the consolidation of higher-cost facilities into a new facility in Fort Mill, South Carolina. The decrease in gross profit as a percent of revenues in 2000 was primarily attributable to lower average pricing in the networking markets as well as the currently lower gross margins achieved by the recently-acquired Communications segment businesses when compared to the Company's existing operations. These decreases were partially offset by cost-saving programs put into effect in the fourth quarter of 1998 and fully implemented by late 1999, including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new, lower-cost Fort Mill facility.

Operating earnings increased during the first half of 2000 compared to the first half of 1999 due to higher gross profit. Operating earnings as a percent of revenues decreased slightly during the six months ended June 30, 2000, compared to the same period in 1999 due primarily to the lower gross margins achieved by recent acquisitions. The increased manufacturing costs incurred within the Communications segment during production "ramp-up" for recently-awarded sales contracts also exceeded throughput/absorption. Although selling, general and administrative expenses were substantially higher during the first half of 2000 compared to the same period in 1999 due to the recent acquisitions, selling, general and administrative expenses as a percentage of revenues improved from 13.8% for the first half of 1999 to 11.4% for the first half of 2000.

Income before income taxes increased due to higher operating earnings, partially offset by increased interest costs associated with a higher average debt level and effective interest rates. The Company's average debt level for the first six months of 2000 was higher than the same period in 1999 primarily due to the acquisitions of CSI, Duna, Dorfler and UK Comms. Average debt during the first half of 2000 and 1999 was $308 million and $160 million, respectively. The Company's average daily interest rate for the six months ended June 30, 2000, was 6.5% compared to 5.4% for the same period in 1999.

The Company's effective tax rate was 37.0% and 37.8%, for the six months ended June 30, 2000 and 1999, respectively. This decrease was due primarily to a reduction in the Company's effective state income tax rate.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Revenues
Revenues for the three months ended June 30, 2000, were up 75% to $291.2 million compared with $166.2 million in the same period last year. Included in the second quarter of 2000 were approximately $98.2 million of additional revenues compared to the second quarter of 1999 relating to the acquisitions of UK Comms, Dorfler, Duna and CSI. Revenues were negatively affected by $5.4 million for the three months ended June 30, 2000, due to unfavorable foreign currency translation. The following table shows the components of the 75% increase in the Company's revenues for the three months ended June 30, 2000, compared with 1999 in each of the Company's four served markets.

                                                        % Increase
                                   % of Total        In 2000 Revenues
                                    Revenues        Compared with 1999
                                   ----------       ------------------
      Communications                  39%                  389%
      Networking                      19%                   44%
      Industrial                      27%                   17%
      Entertainment & OEM             15%                   16%



Communications market revenues were up 389% due primarily to the acquisitions of CSI and UK Comms as well as new communications business contracts won since the CSI acquisition. Revenues from internal growth in the communications market were 104% in the second quarter of 2000 compared to the same period in 1999. The Company experienced strong demand for its broadband products across all geographic regions. This growth was driven by increased sales of the Company's fiber optic, wireless and CATV products.

Networking market revenues for the three months ended June 30, 2000, were up 44% compared to the same period of 1999. Included in this growth were revenues from CSI as well as incremental business obtained due to cross-selling and supply strategies for high-demand products between the Company's operating divisions. Growth before the impact of acquisitions was 2% from the second quarter of 1999. This increase is due primarily to high growth rates for the Company's networking products in the U.S., offset by unfavorable foreign currency translation in Europe and the Asia/Pacific region. In addition, offsetting some of the volume increases from the second quarter of 1999 are lower revenues on the Company's networking products in Europe.

Industrial market revenues were up 17% in the second quarter of 2000 over 1999. This increase is due to strong demand in the electrical equipment sector for products supporting semi-conductor, robotic and computer interconnect applications.

Entertainment & OEM market revenues increased 16% in the second quarter of 2000 compared with 1999. Sales of professional broadcast products increased across all geographical regions due to increased large project business, continued digital-upgrading projects by broadcasters and a higher rate of DBS installations than was experienced in the second quarter of 1999. Revenues in Europe increased due to the acquisition of Duna and Dorfler.

U.S. revenues, which represented approximately 66% of total revenues in the second quarter of 2000, increased 87% due primarily to the acquisition of CSI. Internal growth before this acquisition was 34% in the second quarter of 2000 versus the same period of 1999. Strong demand across all of the

Company's served markets contributed to this increase. European revenues increased 92% in the second quarter of 2000 compared with 1999 due to the acquisitions of Duna, Dorfler and UK Comms. Without these acquisitions, sales in Europe increased 3%. This increase is due primarily to healthy demand for broadband products that was offset by the negative impact of unfavorable currency exchange rates on year-over-year revenues. Canadian revenues increased 40% in the second quarter of 2000 compared with 1999 due to robust demand for instrumentation control cable. European and Canadian revenues represented 22% and 5% of total revenues, respectively, for the second quarter of 2000. Sales to the Asia/Pacific region, which represented 4% of total revenues for the second quarter of 2000, decreased 6% in the second quarter of 2000 compared with the same period in the prior year. This decrease was due primarily to the negative impact that unfavorable currency translation had on year-over-year revenues and weakened demand for premise and telecom products. Sales into export markets, including the Middle East and Latin America, were up 15% due to greater demand for both networking and industrial products.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the three months ended June 30, 2000, compared with the same period in 1999.


                                                         Three Months Ended
                                                              June 30,               % Increase
                                                --------------------------------   2000 Compared
                                                     2000             1999            With 1999
-----------------------------------------------------------------------------------------------------
                                                 (in thousands, except % data)
Gross profit                                      $ 57,681          $ 39,802           44.9%
    As a % of revenue                                19.8%             23.9%

Operating earnings                                $ 25,109          $ 16,746           49.9%
    As a % of revenue                                 8.6%             10.1%

Income before income taxes                        $ 19,800          $ 14,833           33.5%
    As a % of revenue                                 6.8%              8.9%

Net income                                        $ 12,474           $ 9,234           35.1%
    As a % of revenue                                 4.3%              5.6%



Gross profit for the second quarter of 2000 was up 45% from the second quarter of 1999. Approximately 49% of this increase was the result of additional revenues from the acquisitions of CSI and UK Comms. The remaining increase, while including a small portion related to the acquisitions of Duna and Dorfler, was primarily due to the impact of internal unit growth and higher average prices on industrial products in the U.S., partially offset by lower average prices on networking products in Europe and the Asia/Pacific region. The decrease in gross profit as a percent of revenues in the second quarter of 2000 was primarily attributable to lower average pricing in the networking markets and the lower average margins achieved by the recently-acquired Communications segment businesses when compared to existing operations. These decreases were partially offset by cost-saving programs put into effect in the fourth quarter of 1998 and fully implemented by late 1999, including certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new, lower-cost Fort Mill facility.

Operating earnings increased during the second quarter of 2000 compared to the second quarter of 1999 due to higher gross profit. Operating earnings as a percent of revenues decreased during the three months ended June 30, 2000, compared to the same period in 1999 due primarily to the lower gross margins achieved by recent acquisitions. The increased manufacturing costs incurred within the Communications segment during production "ramp-up" for recently-awarded sales contracts also exceeded throughput/absorption. Although selling, general and administrative expense were substantially higher during the second quarter of 2000 compared to the same period in 1999 due to the recent acquisitions, selling, general and administrative expenses as a percentage of revenues improved from 13.6% for the second quarter of 1999 to 11.0% for the second quarter of 2000.

Income before income taxes increased due to higher operating earnings, partially offset by increased interest costs associated with a higher average debt level and effective interest rates. The Company's average debt level for the second quarter of 2000 exceeded the average debt level for the same period in 1999 primarily due to the acquisitions of CSI, Duna, Dorfler and UK Comms. Average debt during the second quarters of 2000 and 1999 was $323 million and $149 million, respectively. The Company's average daily interest rate for the second quarter of 2000 was 6.4% compared to 5.3% for the same period in 1999.

The Company's effective tax rate was 37.0% and 37.8%, for the three months ended June 30, 2000 and 1999, respectively. This decrease was due primarily to a reduction in the Company's effective state income tax rate.


LIQUIDITY AND CAPITAL RESOURCES
The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At June 30, 2000, the Company had $35 million outstanding under the Credit Agreement. In addition, as of June 30, 2000, the Company had unsecured, uncommitted arrangements with six banks under which it may borrow up to $98 million at prevailing interest rates. At June 30, 2000, the Company had $90 million outstanding under these arrangements. At June 30, 2000, the Company had available borrowing capacity of $83 million. This capacity consisted of $8 million available under the unsecured, uncommitted arrangements and $75 million available under the Credit Agreement.

The Company had privately-placed, unsecured debt of $200 million outstanding as of June 30, 2000. The private placements were issued in tranches of $75 million, $64 million, $44 million, and $17 million that will mature in 2009, 2004, 2006 and 2009 and were priced at 6.92%, 7.60%, 7.74%, and 7.95%, respectively. The Note Purchase Agreements effecting these private placements contain various customary affirmative and negative covenants and other provisions, the most restrictive of which are maintenance of a minimum net worth and a debt to total capitalization ratio limit of 65%.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first six months of 2000, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations and dispositions) used cash of $56 million. The change in operating working capital was primarily due to post-acquisition working capital infusions into UK Comms, investments made for additional inventory to service new business, and the impact of higher accounts receivable balances resulting from increased revenues.

Capital Expenditures
For the first six months in 2000, the Company had capital expenditures of $16.6 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $40 million during 2000 on these and similar projects.


FORWARD-LOOKING STATEMENTS
The statements set forth in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The improving but still unsettled economic climate being experienced in the Asia/Pacific regions and its impact on sales; heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions, including but not limited to cost-saving and profit improvement initiatives within the Communications segment; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs; and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to do so.

                            PART II OTHER INFORMATION


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2000, the Company held its regular Annual Meeting of Stockholders ("Meeting"). The stockholders considered two proposals. Each was approved by the necessary majority.

        PROPOSAL 1:

        Election for a three-year term, three class I directors: Christopher I. Byrnes, Whitson Sadler, and John M. Monter. Mr. Byrnes has served as a director since 1995, but Messrs. Sadler and Monter have not previously served on the Company's Board of Directors. Mr. Byrnes received 19,274,018 shares for his reelection and 308,738 shares were withheld. Mr. Sadler received 19,273,546 shares for his election and 309,210 shares were withheld. Mr. Monter received 20,266,782 shares for his election and 315,974 shares were withheld.

        PROPOSAL 2:

        Approval to increase share reserve under the Company's Long Term Incentive Plan. The voting on this proposal was as follows: for 17,581,429; against 1,960,208; and abstentions of 41,119.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.1 Indemnification Agreement, dated July 3, 2000, between the Company and Stephen H. Johnson, Treasurer.

     Exhibit 27.1:  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BELDEN INC.


Date:  August 10, 2000              By:  /s/ C. Baker Cunningham
                                        ---------------------------------------
                                         C. Baker Cunningham
                                         Chairman of the Board, President
                                             and Chief Executive Officer


Date:  August 10, 2000              By:  /s/ Paul Schlessman
                                        ---------------------------------------
                                         Vice President, Finance
                                             and Chief Financial Officer