Form 10-Q
period 2000-09-30
BELDEN INC
filed 2000-11-13
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

       Yes           X          No
              ----------------        ----------------

       Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 10, 2000: 24,420,877 shares

================================================================================




Exhibit Index on Page 17                                           Page 1 of 18

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS



                                                                    SEPTEMBER 30,                     December 31,
                                                                         2000                             1999
----------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
                                                                     (Unaudited)

                                                       ASSETS
Current assets:
   Cash and cash equivalents                                               $ 12,181                       $   3,874
   Receivables                                                              134,627                         135,576
   Inventories                                                              154,593                         125,370
   Deferred income taxes                                                     12,454                          10,911
   Other                                                                      5,054                           3,559
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                 318,909                         279,290
Property, plant and equipment, less accumulated
   depreciation                                                             344,008                         336,817
Intangibles, less accumulated amortization                                   93,091                          89,465
Other assets                                                                  7,446                           6,892
----------------------------------------------------------------------------------------------------------------------
                                                                          $ 763,454                       $ 712,464
======================================================================================================================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                               $ 106,124                       $ 115,322
   Income taxes payable                                                       8,590                           4,464
----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                            114,714                         119,786
Long-term debt                                                              293,974                         283,817
Postretirement benefits other than pensions                                  12,366                          13,432
Deferred income taxes                                                        52,962                          32,880
Other long-term liabilities                                                  15,256                          15,022
Stockholders' equity:
   Preferred stock                                                                -                               -
   Common stock                                                                 262                             262
   Additional paid-in capital                                                47,540                          47,958
   Retained earnings                                                        282,638                         249,653
   Treasury stock, at cost                                                  (36,028)                        (37,296)
   Accumulated other comprehensive income (loss)                            (20,230)                        (13,050)
----------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                           274,182                         247,527
----------------------------------------------------------------------------------------------------------------------
                                                                          $ 763,454                       $ 712,464
======================================================================================================================

See accompanying notes.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                    2000           1999              2000           1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands, except per share data)

Revenues                                                              $306,257      $234,419          $825,465      $560,268
Cost of sales                                                          247,162       185,213           661,819       436,456
--------------------------------------------------------------- --------------- ------------- ----------------- ---------------
    Gross profit                                                        59,095        49,206           163,646       123,812
Selling, general and administrative expenses                            29,762        24,907            88,826        69,849
Amortization of goodwill                                                   509           541             1,513         1,531
--------------------------------------------------------------- --------------- ------------- ----------------- ---------------
    Operating earnings                                                  28,824        23,758            73,307        52,432
Interest expense                                                         5,329         5,233            15,156         9,065
--------------------------------------------------------------- --------------- ------------- ----------------- ---------------
    Income from continuing operations before tax                        23,495        18,525            58,151        43,367
Income taxes                                                             8,693         6,994            21,516        16,371
--------------------------------------------------------------- --------------- ------------- ----------------- ---------------
    Income from continuing operations                                   14,802        11,531            36,635        26,996
Income from discontinued business, net of tax
    of $54                                                                  -             -                 -             89
Loss on disposal of discontinued business, net of
    tax benefit of $3,123                                                   -             -                 -         (5,150)
--------------------------------------------------------------- --------------- ------------- ----------------- ---------------
       Net income                                                     $ 14,802      $ 11,531          $ 36,635      $ 21,935
=============================================================== =============== ============= ================= ===============
Basic earnings per share from continuing operations                   $   0.61      $   0.47          $   1.50      $   1.11
Basic earnings per share                                              $   0.61      $   0.47          $   1.50      $   0.90
=============================================================== =============== ============= ================= ===============
Diluted earnings per share from continuing operations                 $   0.60      $   0.47          $   1.48      $   1.10
Diluted earnings per share                                            $   0.60      $   0.47          $   1.48      $   0.90
=============================================================== =============== ============= ================= ===============

See accompanying notes.

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                     2000               1999
---------------------------------------------------------------------------      ------------       -------------
                                                                                          (in thousands)
Cash flows from operating activities:
   Income from continuing operations                                                $36,635             $26,996
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation                                                                  23,326              17,571
       Amortization                                                                   4,582               3,963
       Deferred income taxes                                                         14,700              (1,794)
       Changes in operating assets and liabilities(*):
         Receivables                                                                 (5,408)            (14,378)
         Inventories                                                                (22,985)               (929)
         Accounts payable and accrued liabilities                                   (23,677)              2,123
         Income taxes payable                                                         8,404                 298
         Other assets and liabilities, net                                           (5,130)             (1,988)
---------------------------------------------------------------------------      ------------       -------------
           Net cash provided by operating activities                                 30,447              31,862
Cash flows from investing activities:
   Capital expenditures                                                             (24,071)            (14,752)
   Cash paid for acquired businesses                                                (15,485)           (180,956)
   Proceeds from sale of Cord Products Division                                           -              27,433
   Proceeds from disposal of property                                                   858                 922
---------------------------------------------------------------------------      ------------       -------------
           Net cash used for investing activities                                   (38,698)           (167,353)
Cash flows from financing activities:
   Net borrowings under long-term credit facility and
     credit agreements                                                               19,791               3,057
   Proceeds from private placement                                                        -             125,000
   Exercise of stock options                                                            649                 572
   Cash dividends paid                                                               (3,658)             (3,653)
---------------------------------------------------------------------------      ------------       -------------
           Net cash provided by financing activities                                 16,782             124,976
Cash flows from discontinued operations:
   Loss from discontinued operations                                                      -              (5,061)
   Adjustments to reconcile loss from discontinued
     operations to net cash used for discontinued operations:
       Depreciation and amortization                                                      -                 695
       Loss on disposal and other non-cash charges                                        -               8,273
       Changes in operating assets and liabilities of discontinued
         operations                                                                       -               5,308
       Capital expenditures                                                               -                (416)
---------------------------------------------------------------------------      ------------       -------------
           Net cash provided by discontinued operations                                   -               8,799
Effect of exchange rate changes on cash and cash equivalents                           (224)                 44
---------------------------------------------------------------------------      ------------       -------------
Increase (decrease) in cash and cash equivalents                                      8,307              (1,672)
Cash and cash equivalents, beginning of period                                        3,874               3,291
---------------------------------------------------------------------------      ------------       -------------
Cash and cash equivalents, end of period                                            $12,181             $ 1,619
===========================================================================      ============       =============

See accompanying notes.

(*) Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                                                                       Accumulated
                                    Common Stock                                 Treasury Stock            Other
                                   ----------------    Paid-In     Retained     -----------------      Comprehensive
(in thousands)                    Shares    Amount     Capital     Earnings    Shares     Amount       Income (Loss)     Total
-------------------------------- --------- ---------- ----------- ----------- --------- ------------ ------------------ ---------

Balance at December 31, 1998        26,204       $262    $48,482    $218,605    (1,875)    ($38,823)         ($8,859)   $219,667

Net income                                                            21,935                                              21,935

Foreign currency translation
  adjustments                                                                                                 (2,966)     (2,966)
                                                                                                                        ---------

      Comprehensive income                                                                                                18,969

Equity transactions involving:
  Stock options                                             (350)                   29          922                          572

Cash dividends ($.05 per share)                                       (3,653)                                             (3,653)

-------------------------------- --------- ---------- ----------- ----------- --------- ------------ ------------------ ---------
Balance at September 30, 1999       26,204       $262    $48,132    $236,887    (1,846)    ($37,901)        ($11,825)   $235,555
================================ ========= ========== =========== =========== ========= ============ ================== =========


Balance at December 31, 1999        26,204       $262    $47,958    $249,653    (1,826)    ($37,296)        ($13,050)   $247,527

Net income                                                            36,635                                              36,635

Foreign currency translation
  adjustments                                                                                                 (7,180)     (7,180)
                                                                                                                        ---------

        Comprehensive income                                                                                              29,455

Equity transactions involving:
  Stock options                                             (493)                   36        1,142                          649
  Stock compensation                                          75                     4          126                          201

Cash dividends ($.05 per share)                                       (3,650)                                             (3,650)

-------------------------------- --------- ---------- ----------- ----------- --------- ------------ ------------------ ---------
Balance at September 30, 2000       26,204       $262    $47,540    $282,638    (1,786)    ($36,028)        ($20,230)   $274,182
================================ ========= ========== =========== =========== ========= ============ ================== =========

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


NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for income taxes during the first nine months of 2000 and 1999 amounted to $2,258,000 (net of income tax refunds in the amount of $8,284,000) and $13,342,000, respectively. Included in these amounts were $6,600,000 and $9,300,000 paid to Cooper Industries, Inc. in the first nine months of 2000 and 1999, respectively, in accordance with a Tax Sharing and Separation Agreement between Cooper and the Company, entered into in 1993 in connection with the Company's initial public offering.

Total interest paid, net of amounts capitalized, during the first nine months of 2000 and 1999 amounted to $19,162,000 and $10,270,000, respectively.

NOTE 4:  INVENTORIES

                                                                             SEPTEMBER 30,         December 31,
                                                                                  2000                 1999
------------------------------------------------------------------------- -------------------- ---------------------
                                                                                        (in thousands)
Raw materials                                                                       $ 31,188              $ 32,984
Work-in-process                                                                       22,360                20,495
Finished goods                                                                       108,677                77,966
Perishable tooling and supplies                                                        6,903                 6,577
------------------------------------------------------------------------- -------------------- ---------------------
    Total                                                                            169,128               138,022
Excess of current standard costs over LIFO costs                                      (8,044)               (8,203)
Obsolescence and other reserves                                                       (6,491)               (4,449)
------------------------------------------------------------------------- -------------------- ---------------------
    Net inventories                                                                $ 154,593             $ 125,370
------------------------------------------------------------------------- -------------------- ---------------------


NOTE 5: PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                         -------------------------- --------------------------
                                                                             2000         1999         2000          1999
------------------------------------------------------------------------ ------------- ------------ ------------ -------------
Numerator:                                                                      (in thousands, except per share data)
     Income from continuing operations                                       $ 14,802     $ 11,531     $ 36,635      $ 26,996
     Net income                                                              $ 14,802     $ 11,531     $ 36,635      $ 21,935
------------------------------------------------------------------------ ------------- ------------ ------------ -------------
Denominator:
     Denominator for basic earnings per share -
        weighted average shares                                                24,413       24,358       24,399        24,352
Effect of dilutive employee stock options                                         310          210          290           127
------------------------------------------------------------------------ ------------- ------------ ------------ -------------
     Denominator for dilutive earnings per share -
        adjusted weighted average shares                                       24,723       24,568       24,689        24,479
------------------------------------------------------------------------ ------------- ------------ ------------ -------------
Basic earnings per share from continuing operations                          $   0.61     $   0.47     $   1.50      $   1.11
Basic earnings per share                                                     $   0.61     $   0.47     $   1.50      $   0.90
------------------------------------------------------------------------ ------------- ------------ ------------ -------------
Diluted earnings per share from continuing operations                        $   0.60     $   0.47     $   1.48      $   1.10
Diluted earnings per share                                                   $   0.60     $   0.47     $   1.48      $   0.90
------------------------------------------------------------------------ ------------- ------------ ------------ -------------


NOTE 7: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are conducted within two business segments, the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets wire, cable, and fiber optic products primarily for the electronics and electrical markets, including products used for the transmission of data, audio, video and electrical signals. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets wire and cable products primarily for the telecommunications market. The segment includes products used for the transmission of voice, video, and data. These products are sold primarily to major communications companies directly and secondarily through distributors.

Nine Months Ended September 30, 2000

                                                                                       Corporate &
                                              Electronics       Communications        Eliminations       Consolidated
------------------------------------------- ---------------- ---------------------- ------------------ ------------------
(in thousands)
Revenues                                          $ 573,359              $ 252,106            $    -           $ 825,465
Intersegment revenues                                 4,793                 22,924           (27,717)                 -
Operating earnings                                   67,440                 11,996            (6,129)             73,307
Interest expense                                         -                      -             15,156              15,156
Income from continuing operations before
  tax                                                67,440                 11,996           (21,285)             58,151


Nine Months Ended September 30, 1999

                                                                                       Corporate &
                                              Electronics       Communications         Eliminations       Consolidated
------------------------------------------- ---------------- ---------------------- ------------------- -----------------
(in thousands)
Revenues                                          $ 498,480              $ 61,788              $    -          $ 560,268
Intersegment revenues                                 1,044                 1,810              (2,854)                -
Operating earnings                                   54,215                 1,832              (3,615)            52,432
Interest expense                                          -                     -               9,065              9,065
Income from continuing
   operations before tax                             54,215                 1,832             (12,680)            43,367


Three Months Ended September 30, 2000

                                                                                       Corporate &
                                              Electronics       Communications        Eliminations       Consolidated
------------------------------------------- ---------------- ---------------------- ------------------ ------------------
(in thousands)
Revenues                                          $ 198,962              $ 107,295            $    -           $ 306,257
Intersegment revenues                                 1,994                  8,597           (10,591)                 -
Operating earnings                                   24,930                  6,392            (2,498)             28,824
Interest expense                                         -                      -              5,329               5,329
Income from continuing operations before
  tax                                                24,930                  6,392            (7,827)             23,495


Three Months Ended September 30, 1999

                                                                                       Corporate &
                                              Electronics       Communications         Eliminations       Consolidated
------------------------------------------- ---------------- ---------------------- ------------------- -----------------
(in thousands)
Revenues                                          $ 172,631              $ 61,788              $    -          $ 234,419
Intersegment revenues                                 1,044                 1,810              (2,854)                -
Operating earnings                                   23,016                 1,832              (1,090)            23,758
Interest expense                                          -                     -               5,233              5,233
Income from continuing
   operations before tax                             23,016                 1,832              (6,323)            18,525

Geographic information

                                Three Months Ended September 30,                      Nine Months Ended September 30,
                       --------------------------------------------------- -----------------------------------------------------
                                 2000                       1999                      2000                      1999
---------------------- -------------------------- ------------------------ -------------------------- --------------------------
                                     Percent of                  Percent                 Percent of                   Percent
Country & Region         Revenues     Revenues     Revenues    of Revenues   Revenues     Revenues      Revenues    of Revenues
---------------------- ------------  ------------ ---------- ------------- ----------- -------------- ----------- --------------
                                                                 (in thousands)
U.S. & Canada             $ 222,693       73%    $ 182,178          78%    $ 600,034          73%     $ 403,155          72%
Europe                       62,528       20%       30,961          13%      163,701          20%        98,135          17%
Asia/Pacific                 12,437        4%       14,068           6%       36,527           4%        38,989           7%
Latin America                 6,778        2%        5,285           2%       19,953           2%        14,648           3%
Other                         1,821        1%        1,927           1%        5,250           1%         5,341           1%
---------------------- ------------  ------------ ---------- ------------- ----------- -------------- ----------- --------------

Total                     $ 306,257      100%    $ 234,419         100%    $ 825,465         100%     $ 560,268         100%
---------------------- ------------  ------------ ---------- ------------- ----------- -------------- ----------- --------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF CONTINUING OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues
Revenues for the three months ended September 30, 2000, were up 31% to $306.3 million compared with $234.4 million in the same period last year. Included in the third quarter of 2000 were approximately $29.6 million of additional revenues compared to the third quarter of 1999 relating to the acquisitions of Corning's U.K. metallic communications cable business (UK Comms), Manchester, England, completed April 3, 2000, Dorfler Kabelwerk GmbH. (Dorfler), Klosterneuburg, Austria and Duna Kabel Kft. (Duna), Budapest, Hungary, completed October 25, 1999. Revenues were negatively affected by $5.7 million for the three months ended September 30, 2000, due to unfavorable foreign currency translation. The following table shows the components of the consolidated year-over-year increase in the Company's revenues in each of the Company's four served markets.

                                                            % Increase/(Decrease)
                                       % of Total              In 2000 Revenues
                                        Revenues              Compared with 1999
                                        --------              ------------------
      Communications                      43 %                        77 %
      Networking                          19 %                        22 %
      Industrial                          24 %                         8 %
      Entertainment & OEM                 14 %                        (3)%

The Company achieved a 77% year-over-year increase in Communications market revenues through two sources. Incremental revenues from the acquisitions of Duna and UK Comms contributed one-half, or 39%, of this growth. The remainder of the increase was the result of internal growth. Internal growth reflected a surge in sales under new communications business contracts won by the Communications segment as well as the Electronics segment's increased sales of broadband and telecom products sold through distribution. This growth was partially offset by the $(5.7) million impact of lower PIC cable prices on year-over-year revenues.

Networking market revenues for the three months ended September 30, 2000, increased 22% over the same period in 1999. The overwhelming majority of this growth was internally generated. Included in this growth was incremental U.S. business obtained due to cross-selling and supply strategies for high-demand products between the Company's operating segments and incremental revenues obtained through the addition of a significant new distributor. The high growth rates for the Company's networking products in the U.S. were partially offset by unfavorable foreign currency translation in Europe and the Asia/Pacific region as well as both decreased sales volume and negative pricing pressure in the Asia/Pacific region.

Industrial market revenues were up 8% in the third quarter of 2000 over 1999. This increase was driven by strong demand for instrumentation/control cable products in the Americas that was partially offset by weak order rates in Europe for the same line of products.

Entertainment & OEM market revenues decreased 3% in the third quarter of 2000 compared with 1999 due primarily to the Company's decision to eliminate lower-margin connectorized cables from its product offering. Revenue from these products was approximately $3.9 million in the third quarter of

1999. Without the impact of this discontinued product line, revenues would have increased 7% year over year. U.S. sales of professional broadcast products remain strong as a result of large project business, continued digital-upgrading projects by broadcasters and a higher rate of microwave/wireless product installations than was experienced in the third quarter of 1999. Revenues in Europe increased due to the acquisition of Dorfler.

U.S. revenues, which represented approximately 70% of total revenues in the third quarter of 2000, increased 22% from the prior year. Product price stabilization, new distributor additions, lower inventory levels at existing distributors and increased demand for the Company's telecom, broadband, networking and broadcast products were the primary drivers of this increase. European revenues, which represented approximately 20% of total revenues for the third quarter of 2000, increased 102% in the third quarter of 2000 compared with 1999 due to the acquisitions of Duna, Dorfler and UK Comms. Without these acquisitions, sales in Europe increased 6%. This increase is due primarily to healthy demand for broadband products that was offset by the negative impact of unfavorable currency exchange rates on year-over-year revenues and weakened demand for networking and instrumentation/control cable products. Absent the acquisitions and the impact of the unfavorable currency translation, revenues in Europe increased 23% year over year. Sales to the Asia/Pacific region, which represented 4% of total revenues for the third quarter of 2000, decreased 12% in the third quarter of 2000 compared with the same period in the prior year. This decrease was due primarily to the negative impact that unfavorable currency translation had on year-over-year revenues and the diversion of approximately $2.8 million in fiber optic product sales from customers within the region to U.S. customers. Sales into other markets, including Canada, Latin America and the Middle East, were up 27% due to greater demand for broadband, networking and industrial products.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the three months ended September 30, 2000, compared with the same period in 1999.

                                                         Three Months Ended
                                                            September 30,                 % Increase
                                                --------------------------------------   2000 Compared
                                                     2000                  1999            With 1999
----------------------------------------------- ---------------- --------------------- -----------------
                                                    (in thousands, except % data)

Gross profit                                       $ 59,095               $ 49,206           20.1%
    As a % of revenue                                 19.3%                  21.0%

Operating earnings                                 $ 28,824               $ 23,758           21.3%
    As a % of revenue                                  9.4%                  10.1%

Income before income taxes                         $ 23,495               $ 18,525           26.8%
    As a % of revenue                                  7.7%                   7.9%

Net income                                         $ 14,802               $ 11,531           28.4%
    As a % of revenue                                  4.8%                   4.9%

Gross profit for the third quarter of 2000 was up 20% from the third quarter of 1999. This increase, while including a small portion related to the acquisitions of Duna, Dorfler and UK Comms, was primarily due to the impact of strong unit growth in the industrial and broadcast markets within the Americas and higher average prices on broadcast and industrial products in the U.S. This growth was partially offset by lower average prices on communications products in the U.S. and networking products in the Asia/Pacific region. It was also partially offset by rising material costs in Europe that the Company has not yet been able to pass on to customers via increased pricing. The decrease in gross profit as a percent of revenues in the third quarter of 2000 was primarily attributable to lower average pricing in the U.S. communications and the Asia/Pacific networking markets, the Company's inability to pass on rising material costs in Europe to its customers via increased pricing and the lower margins generated by the recently-acquired businesses when compared to existing operations. These decreases were partially offset by cost-saving programs put into effect in the Electronics segment in the fourth quarter of 1998 and fully implemented by late 1999. These include certain headcount reductions, material cost reduction programs and the consolidation of manufacturing into the new, lower-cost facility in Fort Mill, South Carolina. Cost-saving measures were also put into effect in the Communications segment in the third quarter of 1999 and are still under way. They include scrap reduction, material cost reduction and productivity enhancement programs.

Operating earnings increased during the third quarter of 2000 compared to the third quarter of 1999 due to higher gross profit. Operating earnings as a percent of revenues decreased during the three months ended September 30, 2000, compared to the same period in 1999 due primarily to the decrease in gross profit as a percentage of revenues for the same period. Selling, general and administrative expenses were substantially higher during the third quarter of 2000 compared to the same period in 1999 due to the recent acquisitions. However, selling, general and administrative expenses as a percentage of revenues improved from 10.6% for the third quarter of 1999 to 9.7% for the third quarter of 2000.

Income before income taxes increased due to higher operating earnings, partially offset by increased interest costs associated with both a higher average debt level and a higher average daily interest rate. The Company's average debt level for the third quarter of 2000 exceeded the average debt level for the same period in 1999 primarily due to the acquisitions of Duna, Dorfler and UK Comms. Average debt during the third quarters of 2000 and 1999 was $311 million and $296 million, respectively. The Company's average daily interest rate for the third quarter of 2000 was 7.05% compared to 6.86% for the same period in 1999.

The Company's effective tax rate was 37.0% and 37.8%, for the three months ended September 30, 2000 and 1999, respectively. This decrease was due primarily to a reduction in the Company's effective state income tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues
Revenues for the nine months ended September 30, 2000, were up 47% to $825.5 million compared with $560.3 million in the same period last year. Included in the nine months ended September 30, 2000, were approximately $169.5 million of additional revenues compared to the same period of 1999 relating to the acquisitions of UK Comms, Dorfler and Duna as well as Cable Systems International, Inc. (CSI), Phoenix, Arizona, completed June 28, 1999. Revenues were negatively affected by $15.4 million for the first nine months of 2000 due to unfavorable foreign currency translation. The following table shows the components of the increase in the Company's revenues for the nine months ended September 30, 2000, compared with 1999 in each of the Company's four served markets.

                                                                 % Increase
                                      % of Total              In 2000 Revenues
                                       Revenues              Compared with 1999
                                       --------              ------------------
       Communications                    38%                          157%
       Networking                        20%                           35%
       Industrial                        27%                           11%
       Entertainment & OEM               15%                            8%

Communications market revenues were up 157% due primarily to the acquisitions of CSI, Duna and UK Comms. Contributing further to the gains in this served market was the success of new communications business contracts won since the CSI acquisition. Revenues from internal growth in the Communications market were up 48% in the nine months ended September 30, 2000, compared to the same period in 1999. A significant component of this internal growth was the strong demand for the Company's telecom and broadband products across all geographic regions.

Networking market revenues for the nine months ended September 30, 2000, were up 35% compared to the same period of 1999. Included in this growth were revenues from CSI and Dorfler, incremental business obtained from cross-selling and supply strategies for high-demand products between the Company's operating segments and incremental revenues from the addition of a significant new distributor. Growth before the impact of acquisitions was 10% from the nine months ended September 30, 1999. High growth rates for the Company's networking products in the U.S. were partially offset by unfavorable currency exchange rate changes and lower average pricing in Europe as well as unfavorable currency exchange rate changes, lower average pricing and decreased sales volume in the Asia/Pacific region.

Industrial market revenues were up 11% in the nine months ended September 30, 2000, over the same period in 1999. This increase was driven by strong demand for instrumentation/control cable products in the Americas and strong project activity associated with the 2000 Sydney Olympic Games in the Asia/Pacific region. This increase was partially offset by weak order rates in Europe for the same line of products.

Entertainment & OEM market revenues increased 8% in the nine months ended September 30, 2000, compared with 1999. Sales of professional broadcast products increased across all geographical regions. This favorable performance stemmed from increased large project business such as the Sydney Olympics, continued digital-upgrading projects by broadcasters and a higher rate of microwave/wireless product installations in both the U.S. and the Asia/Pacific region than was experienced in the first nine months of 1999. Revenues in Europe increased due to the acquisition of Dorfler.

U.S. revenues, which represented approximately 68% of total revenues in the nine months ended September 30, 2000, increased 51% due primarily to the acquisition of CSI. Internal growth before this acquisition was 23% in the first three quarters of 2000 versus the same period of 1999. Strong demand across all of the Company's served markets contributed to this increase. European revenues, which represented approximately 20% of total revenues in the nine months ended September 30, 2000, increased 67% in the first nine months of 2000 compared with 1999 due to the acquisitions of Duna, Dorfler and UK Comms. Without these acquisitions, sales in Europe increased 1%. This increase is due primarily to healthy demand for broadband and deflection coil products that was offset by the impact of unfavorable currency exchange rates on year-over-year revenues and weakened demand for networking and instrumentation/control cable products. Absent the acquisitions and the impact of the unfavorable currency translation, revenues in Europe increased 16% year over year. Sales to the Asia/Pacific region, which represented 4% of total revenues for the first three quarters of 2000, decreased 6% in the nine months ended September 30, 2000, compared with the same period in the prior year. This decrease was due primarily to the impact that unfavorable currency translation had on year-over-year revenues and the diversion of approximately $5.9 million of fiber optic sales from customers within the region to U.S. customers. Sales into other markets, including Canada, Latin America and the Middle East, were up 23% due to greater demand for broadband, networking and industrial products.

Costs, Expenses and Earnings
The following table sets forth information regarding the components of earnings from continuing operations for the nine months ended September 30, 2000, compared with the same period in 1999.

                                                          Nine Months Ended
                                                            September 30,                 % Increase
                                                --------------------------------------   2000 Compared
                                                     2000                  1999            With 1999
----------------------------------------------- ---------------- --------------------- -----------------
                                                    (in thousands, except % data)
Gross profit                                      $ 163,646              $ 123,812           32.2%
    As a % of revenue                                 19.8%                  22.1%

Operating earnings                                 $ 73,307               $ 52,432           39.8%
    As a % of revenue                                  8.9%                   9.4%

Income from continuing operations before
income taxes                                       $ 58,151               $ 43,367           34.1%
    As a % of revenue                                  7.0%                   7.7%

Income from continuing operations                  $ 36,635               $ 26,996           35.7%
    As a % of revenue                                  4.4%                   4.8%

Gross profit for the nine months ended September 30, 2000, was up 32% from the same period of 1999. Approximately one-half of this increase was the result of additional revenues from the acquisitions of CSI, Duna, Dorfler and UK Comms. The remaining increase was predominately due to the impact of strong unit growth in the industrial and broadcast markets within the Americas and higher average prices on broadcast and industrial products in the U.S. This growth was partially offset by lower average prices on communications products in the U.S. and networking products in the Asia/Pacific region. It was also partially offset by rising material costs in Europe that the Company has not yet been able to pass on to customers via increased pricing. In addition, the Electronics segment continued to recognize the benefits of the movement of production from several higher-cost facilities into a new facility in Fort Mill, South Carolina. The decrease in gross profit as a percent of revenues in 2000 was primarily attributable to lower average pricing in the U.S. communications market and both the Europe and Asia/Pacific networking markets, the Company's inability to pass on rising material costs in Europe to its customers via increased pricing and the lower margins generated by the recently-acquired businesses when compared to existing operations. These decreases were partially offset by cost-saving programs put into effect in the Electronics segment in the fourth quarter of 1998 and fully implemented by late 1999.

Operating earnings increased during the first nine months of 2000 compared to the first three quarters of 1999 due to higher gross profit. Operating earnings as a percent of revenues decreased during the nine months ended September 30, 2000, compared to the same period in 1999 due primarily to the decrease in gross profit as a percentage of revenues for the same period. Selling, general and administrative expenses were substantially higher during the first nine months of 2000 compared to the same period in 1999 due to the recent acquisitions. However, selling, general and administrative expenses as a percentage of revenues improved from 12.5% for the nine months ended September 30, 1999, to 10.8% for the first three quarters of 2000.

Income before income taxes increased due to higher operating earnings, partially offset by increased interest costs associated with both a higher average debt level and a higher average daily interest rate. The Company's average debt level for the first nine months of 2000 was higher than the same period in 1999 primarily due to the acquisitions of CSI, Duna, Dorfler and UK Comms. Average debt during the first three quarters of 2000 and 1999 was $309 million and $205 million, respectively. The Company's average daily interest rate for the nine months ended September 30, 2000, was 6.65% compared to 6.13% for the same period in 1999.

The Company's effective tax rate was 37.0% and 37.8%, for the nine months ended September 30, 2000 and 1999, respectively. This decrease was due primarily to a reduction in the Company's effective state income tax rate.


LIQUIDITY AND CAPITAL RESOURCES
The Company has a $200 million Credit Agreement with a group of seven banks. The Credit Agreement is unsecured and expires in November 2001. At September 30, 2000, the Company had $30 million outstanding under the Credit Agreement. In addition, as of September 30, 2000, the Company had unsecured, uncommitted arrangements with six banks under which it may borrow up to $93 million at prevailing interest rates. At September 30, 2000, the Company had $64 million outstanding under these arrangements. At September 30, 2000, the Company had available borrowing capacity of $135 million. This capacity consisted of $29 million available under the unsecured, uncommitted arrangements and $106 million available under the Credit Agreement.

The Company had privately-placed, unsecured debt of $200 million outstanding as of September 30, 2000. The private placements were issued in tranches of $75 million, $64 million, $44 million, and $17 million that will mature in 2009, 2004, 2006 and 2009 and were priced at 6.92%, 7.60%, 7.74%, and 7.95%, respectively. The Note Purchase Agreements effecting these private placements contain various customary affirmative and negative covenants and other provisions, the most restrictive of which are maintenance of a minimum net worth and a debt to total capitalization ratio limit of 65%.

The Company expects that cash provided by operations and borrowings available under the Credit Agreement will provide it with sufficient liquidity to meet its operating needs and fund its normal dividends and anticipated capital expenditures.

Working Capital
During the first nine months of 2000, operating working capital (defined as receivables and inventories less payables and accrued liabilities, excluding the effect of exchange rate changes and business combinations and dispositions) used cash of $44 million. The change in operating working capital was primarily due to post-acquisition working capital infusions into UK Comms and investments made for additional inventory to service new business.

Capital Expenditures
For the first nine months in 2000, the Company had capital expenditures of $24.1 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $40 million during 2000 on these and similar projects.


OUTLOOK
Company management maintains a positive outlook on both the markets the Company serves and the Company's ability to deliver profitable growth. For 2001, Company management would expect that, absent the impact of additional acquisitions, revenues should grow in the high single-digit range and that earnings growth should be consistent with the Company's long-term improvement target of 15% per year. These increases should materialize as a result of healthy underlying markets, productivity enhancements and improved product mix toward the higher-growth, higher-margin networking, microwave/wireless and broadband products. Management expectations are based on an economic climate similar to what the Company is currently experiencing.


FORWARD-LOOKING STATEMENTS
The statements set forth in this Form 10-Q, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from such forward-looking information for the reasons set forth below. The improving but still unsettled economic climate being experienced in the Asia/Pacific region and its impact on sales; heightened competition from domestic and foreign competitors, including new entrants; the success in identifying, acquiring and integrating acquisitions; results from transfers of production to new facilities; developments in technology; the threat of displacement from competing technologies including wireless and fiber optic technologies; acceptance of Belden's products; changes in raw material costs and availability; foreign currency rates; pricing of Belden's products; changes in the global economy; the success of cost-saving initiatives and programs, including but not limited to those cost-saving and profit improvement initiatives currently in process within the Communications segment; and other specific factors discussed in the Company's Form 10-K and other Securities and Exchange filings will have an impact on Belden's actual results. The information contained herein represents management's best judgement as of the date hereof based on information currently available; however, the Company does not intend to update this information to reflect developments of information obtained after the date hereof and disclaims any legal obligation to do so.

                            PART II OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

       Exhibit 10.1:       Indemnification Agreement entered into between Belden Inc.
                             and Arnold W. Donald, dated August 17, 2000

       Exhibit 10.2:       Amendment to Belden Inc. Long-Term Incentive Plan

       Exhibit 27.1:       Financial Data Schedule

Reports on Form 8-K
       No Reports on Form 8-K were filed during the third quarter of 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BELDEN INC.


Date:    November 10, 2000      By:     /s/ C. Baker Cunningham
                                        ---------------------------------------
                                        C. Baker Cunningham
                                        Chairman of the Board, President
                                             and Chief Executive Officer


Date:    November 10, 2000      By:     /s/ Paul Schlessman
                                        ---------------------------------------
                                        Paul Schlessman
                                        Vice President, Finance
                                             and Chief Financial Officer