Form 10-K
period 2000-12-31
BELDEN INC
filed 2001-03-27
CIK 910134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
     Title of Each Class                                     on Which Registered
     -------------------                                    --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


Exhibit Index on Page 20                                           Page 1 of ___


================================================================================

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 16, 2001 is $526,932,528.

The number of shares outstanding of the registrant's Common Stock at March 16, 2001 is 24,542,253.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2001 (the "Proxy Statement") (incorporated by reference into Part III).

Portions of the 2000 Belden Inc. Annual Report to Shareholders (the "2000 Annual Report") (incorporated by reference into Parts I, II and IV).

                                     PART I

ITEM 1.  BUSINESS
                                     GENERAL

Belden designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. It has been in the business of manufacturing wire and cable for nearly 100 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper.

In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. In 1995 and 1996, an additional 2,500,000 shares of common stock, which were originally retained by Cooper, were sold to the public. In June 1999, Belden Inc. acquired all the outstanding shares of Cable Systems Holding Company and its subsidiary Cable Systems International Inc., now Belden Communications Company ("BCC"). With the acquisition of BCC, Belden began operating under two business segments: Electronics, headquartered in Richmond, Indiana, and Communications, headquartered in Phoenix, Arizona. For more information regarding Belden acquisitions, see "Note 4: Acquisitions" of Belden's consolidated financial statements in the 2000 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Belden Inc., the publicly-traded parent company, is a Delaware corporation incorporated in 1993. Substantially all of its operations are conducted through BWC, BCC and its other subsidiaries.

As used herein, unless a business segment is identified or the context otherwise requires, "Belden" and the "Company" refer to Belden Inc. and its subsidiaries as a whole and their respective predecessors, including the Belden Division of Cooper. Financial information about Belden's two business segments appears in "Note 18: Industry Segments and Geographic Information" of Belden's consolidated financial statements in the 2000 Annual Report, incorporated by reference in
Item 8 of this Annual Report on Form 10-K.

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

Multiconductor Product Configurations. A multiconductor cable consists of two or more insulated conductors that are cabled together, individually twisted into pairs or run in a parallel configuration as a flat cable. Insulation may be extruded or laminated over bare conductors, and separately insulated conductors may be bonded or woven together. A cable may be unshielded, have individually shielded pairs or have an overall shield. The cable is covered with an overall jacket.

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

Lead, Hook-up and Other Wire Product Configurations. Lead and hook-up wire consist of single conductor wire that is used for electrical leads. In Europe, Belden makes enamel coated wire used exclusively in the manufacture of precision deflection coils that are used with computer video screens and television monitors.

                              MARKETS AND PRODUCTS

The Company's Electronics business segment designs, manufactures and markets metallic and fiber optic wire and cable product configurations that serve the Networking, Industrial, Entertainment & OEM and Communications product markets. The Company's Communications business segment designs, manufactures and markets metallic cable product configurations that serve the Communications and Networking product markets. A description of these product markets follows.

Networking. In the Networking product market, Belden supplies both shielded and unshielded multiconductor cables, and to a lesser extent coaxial and fiber optic cables, for use within the premises (hence the use of the term "premise" products) for the transmission of voice, data, video or a combination of these. Networking products are generally used as the backbone of computer networks, linking local area networks ("LANs"), workstations, equipment and other peripheral devices to each other or to telecommunications service wire. Belden's multiconductor product line for the Networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist(R) cables for high speed transmission. It also includes MediaTwist(R) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. Belden also sells fiber optic cables for utilization in LAN applications. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building.

Belden's primary channels to the Networking product market include distributors, computer original equipment manufacturers ("OEMs") and systems integrators who design and install multivendor data/voice systems. Networking product sales by both of Belden's business segments constituted approximately 20%, 22% and 24% of Belden's consolidated revenues in 2000, 1999 and 1998, respectively.

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

Belden-wide Industrial product sales constituted approximately 26%, 33% and 35% of Belden's consolidated revenues in 2000, 1999 and 1998, respectively.

Entertainment & OEM. Belden manufactures a variety of multiconductor and coaxial products which distribute audio and video signals for use in broadcast television (including digital television and HDTV), broadcast radio, pre- and post-production facilities, recording studios and public facilities such as arenas and stadiums. Belden's audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. Belden's primary market channels for these broadcast, music and entertainment products are broadcast specialty distributors and audio systems installers. Belden also sells directly to music OEMs and the major networks including NBC, CBS, ABC and FOX.

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

Belden-wide Entertainment & OEM product sales constituted approximately 16%, 21% and 25% of Belden's consolidated revenues in 2000, 1999 and 1998, respectively.

Communications. Within the Communications product market, Belden supplies products that transmit voice, video, and data signals through the public telephone network. Sophisticated digital network and switching equipment used in many of the advanced telephone systems require specialty cable. Belden supplies exchange cable--a type of multiconductor cable also known as "PIC" or plastic insulated cable--which is used to provide telephone and data circuits from the central office (where switching equipment is located) or distribution cabinets to neighborhoods or buildings (where circuits are required), and service distribution wire, also a multiconductor cable which extends the voice, video, or data circuit from the exchange cable to a business or home. Belden also makes some fiber optic products for communications applications. Belden's PIC cable products, and the majority of its service distribution wire products, are manufactured by its Communications business segment, and are sold generally to Local Exchange Carriers (LECs) directly and through distributors, and to other major communications companies.

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

Also within the Communications product market, Belden sells coaxial cables used in connection with wireless applications, such as cellular, PCS, PCN and GPS, primarily through distributors.

Communications product sales by both of Belden's business segments constituted approximately 38%, 24% and 16% of Belden's consolidated revenues in 2000, 1999 and 1998, respectively.

                                    CUSTOMERS

Belden's Electronics business segment sells through distributors and directly to OEMs and installers of equipment and systems. Belden's Communications business segment sells primarily to Local Exchange Carriers (LEC's) both directly and through distributors, and to other major communications companies. Sales to several business units of Anixter International Inc., primarily by the Electronics business segment, represented approximately 14% of Belden-wide sales in 2000, 16% in 1999 and 18% in 1998.

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

The Company's Communications business segment sells telecommunications products primarily to LECs and other telecommunication companies under long term contracts, generally three to five years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, budget constraints, increasing system upgrades, and other factors.

                            INTERNATIONAL OPERATIONS

Belden's international sales consist primarily of products sold by the Electronics business segment into all four product markets. Belden's primary channels to international markets are through distributors, and direct sales to end users and OEMs.

Changes in the relative value of currencies take place from time to time and their effects on the Company's results of operations may be favorable or unfavorable. Belden sometimes engages in foreign currency hedging transactions to mitigate these effects. For more information about Belden's foreign currency exposure management, See "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 2000 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

As Belden continues to expand internationally, the increased opportunities are accompanied by increased risks arising from economic and political considerations in the countries served. For example, the improving, but still unsettled economic climate in the Asia/Pacific region may adversely affect sales in that area.

Financial information about Belden's geographic areas is shown in "Note 18:
Industry Segments and Geographic Information" of Belden's consolidated financial statements in the 2000 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

                                   COMPETITION

Belden faces substantial competition in its major markets. The number and size of Belden's competitors varies depending on the product line and business segment.

For the Company's Electronics business segment, competition can be generally categorized as highly competitive with many players. Primary competition is either global in scope with competitors that have substantial financial, engineering, manufacturing and marketing resources, or regional in scope with competitors that have more limited product offerings. In recent years, competition has been further stimulated by the addition of several large wire and cable companies to the public marketplace through initial public offerings.

For Belden's Communications business segment, there are a handful of competitive players in the exchange cable and service distribution wire product area. There are numerous competitors in the segment's other product areas. Due to the buying power of the LECs and other factors, the Communications segment faces highly competitive conditions.

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

                            RESEARCH AND DEVELOPMENT

The Company engages in a continuing research and development program, including new and existing product development, testing and analysis; process and equipment development and testing; and compound materials development and testing. For information about the amount spent on research and development, see "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in the 2000 Annual Report, incorporated by reference in
Item 8 of this Annual Report on Form 10-K.

                             PATENTS AND TRADEMARKS

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden(R) trademark. The Company has the right to use the Belden(R) trademark in connection with all of its current products. The Company, however, granted to Cooper, around the time of the Company's initial public offering, the exclusive royalty-free right to use the Belden(R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete. Other important trademarks used by Belden include DataTwist(R), MediaTwist(R), Flamarrest(R), UnReel(R), Duobond(R), Beldfoil(R), Conformable(R), Pope(R), Alpha(R), FIT(R), XTRAo GUARD(R) and New Generation(R). Belden's patents and trademarks are primarily used by the Electronics business segment.

                                  RAW MATERIALS

The principal raw material used in many of Belden's products is copper. The Company has a copper hedging policy that attempts to match the period of the futures contract with the estimated time required to reflect the change in copper cost in the sales price of the Company's products. For additional information, see "Note 2: Summary of Significant Accounting Policies" and "Note 15: Commitments" of Belden's consolidated financial statements in the 2000 Annual Report, incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include, for the Electronics business segment, Teflon(R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum and optical fiber; and for the Communications business segment, the preceding materials as well as flooding and filling compound, bronze tape, color chips, steel, reemay, mylar and polyester film. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future, except for optical fiber which is in tight supply. There is currently a limited number of manufacturers of optical glass fiber.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements, and resells these products under various names, especially Alpha Wire Company.

                                     BACKLOG

The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2000, the Company's backlog of orders believed to be firm was $72.8 million, compared to $59.2 million at December 31, 1999, most of which amounts were attributable to the Electronics business segment. The Company believes that all such backlog will be filled in 2001.

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

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden has agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation has been temporarily suspended to monitor the groundwater quality. If at the end of the year the groundwater contaminant levels meet the state requirements, the Company will apply for permanent closure of the system.

The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and groundwater contamination were identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation will be necessary. The Company has recorded a liability for the costs.

The Company has been identified as a potentially responsible party ("PRP") with respect to four sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as "de minimis" parties, resolving their liability for a particular site. The number of sites with respect to which the Company has been identified as a PRP has decreased in part as a result of "de minimis" settlements.

Belden does not own or operate any of the four waste sites with respect to which it has been identified as a PRP. In each case, Belden is identified as a party that disposed of waste at the site. With respect to three of the sites, Belden's share of the waste volume is estimated to be less than 1%. At the fourth site, Belden contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for most of these sites, the Company believes, based on its preliminary review and other factors, including its estimated share of the waste volume at the sites, that the costs to the Company relating to these sites will not have a material adverse effect on its results of operations or financial condition. The Company has an accrued liability on its balance sheet to the extent such costs are known and estimable for such sites.

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

                                    EMPLOYEES

As of December 31, 2000, the Company had approximately 6000 full-time employees.

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

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in "Note 4: Acquisitions" to Belden's consolidated financial statements in the 2000 Annual Report (incorporated by reference in Item 8 of this Annual Report on Form 10-K), the Company completed five acquisitions in 1998, 1999 and 2000. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. In particular, the addition of several large wire and cable companies to the public marketplace in recent years through initial public offerings has increased competition for acquisition candidates.

FORWARD-LOOKING STATEMENTS

The statements set forth in Item 1 of this Annual Report on Form 10-K other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company's actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the unsettled economic conditions of the Asia/Pacific region (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from U.S. and non-U.S. competitors (including new entrants); the credit worthiness of the Company's customers; the Company's ability to continue to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including the Company's achieving cost-saving and profit improvement initiatives at its Communications operations); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers; general industry and market conditions and growth rates; and other factors noted elsewhere in this Annual Report on Form 10-K and other Securities and Exchange Act filings.

                               EXECUTIVE OFFICERS

The following sets forth certain information with respect to Belden's executive officers. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.


====================================================================================
          NAME            AGE                            POSITION
------------------------------------------------------------------------------------
C. Baker Cunningham       59      Chairman of the Board, President, Chief Executive
                                  Officer and Director
------------------------------------------------------------------------------------
Paul Schlessman           44      Vice President, Finance, Treasurer and Chief
                                  Financial Officer
------------------------------------------------------------------------------------
Peter J. Wickman          52      Vice President, Operations and
                                  President, Belden Electronics
------------------------------------------------------------------------------------
Richard K. Reece          45      Vice President, Operations and
                                  President, Belden Communications
------------------------------------------------------------------------------------
Kevin L. Bloomfield       49      Vice President, Secretary and General Counsel
------------------------------------------------------------------------------------
Cathy O. Staples          50      Vice President, Human Resources
------------------------------------------------------------------------------------
Stephen H. Johnson        51      Treasurer
====================================================================================


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

Paul M. Schlessman has been Vice President, Finance, Treasurer and Chief Financial Officer of the Company since July 1999. He was Vice President and General Manager of the Company's Alpha Wire Division from February 1997 to July 1999. Prior to that, he was Vice President, Finance for Clarke American, a financial service subsidiary of Caradon, plc, from August 1996 to February 1997. From 1989 to August 1996 Mr. Schlessman worked in financial capacities with Cooper's Automotive Division. He has a B.S. degree in finance and accounting from Bowling Green State University and an MBA from the University of Toledo and is a Certified Public Accountant. Richard K. Reece has been Vice President, Operations of the Company and President, Belden Communications since June 1999. He was Vice President, Finance, Treasurer and Chief Financial Officer of the Company from August 1, 1993 until June 1999. He was associated with the public accounting firm of Ernst & Young LLP from 1978 until June 1993 and was a partner with that firm since 1989. He has a B.S. degree in accounting from Auburn University and is a Certified Public Accountant.

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

Stephen H. Johnson has been Treasurer of the Company since July 2000. He was Vice President, Finance of Belden Electronics from September 1998 through June 2000 and Director, Tax and Assistant Treasurer of the Company from October 1993 through August 1998. He was associated with the public accounting firm of Ernst & Young LLP from 1980 through September 1993 and was a partner with that firm since 1989. Mr. Johnson has a B.A. in History from Austin College and a Ph.D. in Philosophy from the University of Texas at Austin. He is a Certified Public Accountant.


ITEM 2.  PROPERTIES

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:


1.       Used by Belden generally:

                                                                                             OWNED
         LOCATION                          FACILITY TYPE                     SQUARE           OR
                                                                              FEET          LEASED
------------------------------------------------------------------------------------------------------
St. Louis, Missouri          Executive Office                                13,261         Leased


2.       Used by the Electronics business segment:


                                                                                             OWNED
         LOCATION                          FACILITY TYPE                        SQUARE         OR
                                                                                 FEET        LEASED
------------------------------------------------------------------------------------------------------
Richmond, Indiana            Sales and Administrative Office                     53,575      Owned
Richmond, Indiana            Engineering Center                                  70,000      Owned
Richmond, Indiana            Manufacturing - electronics wire & cable           693,372      Owned
Richmond, Indiana            Distribution Center                                145,000      Owned
Monticello, Kentucky         Manufacturing - electronics wire & cable           222,800      Owned


-----------------------------------------------------------------------------------------------------
Tompkinsville, Kentucky      Manufacturing - CATV and flat cable                  228,800     Owned
Leominster, Massachusetts    Manufacturing - electronics wire & cable              61,200    Leased
Elizabeth, New Jersey        Sales and Administration Office                        7,064     Owned
Elizabeth, New Jersey        Distribution Center                                  197,250     Owned
Fort Mill, South Carolina    Manufacturing - electronics wire & cable             240,000     Owned
                             and fiber optics cable
Essex Junction, Vermont      Manufacturing - high temperature                      77,400     Owned
                             electronics wire & cable
Cobourg, Ontario, Canada     Manufacturing - electrical and                       215,000     Owned
                             electronics wire & cable; Sales and
                             Administrative Office and Distribution
                             Center
Tottenham, Victoria,         Manufacturing--electrical and electronics
Australia                    wire & cable; Sales and Administrative               140,000    Leased
                             Office and Distribution Center
Villingen-Schwenningen,      Manufacturing - electrical and                       125,000     Owned
Germany                      electronics wire & cable; Sales and
                             Administrative Office and Distribution
                             Center
Budapest, Hungary            Manufacturing--electrical and electronics             79,000     Owned
                             wire & cable; Sales and Administrative
                             Office
Venlo, The Netherlands       Manufacturing - electrical and                       585,000     Owned
                             electronics wire & cable and fiber optics
                             cable; Distribution Center; and Sales and
                             Administrative Office
-----------------------------------------------------------------------------------------------------

3.       Used by the Communications business segment:


-----------------------------------------------------------------------------------------------------
                                                                                              OWNED
          LOCATION                          FACILITY TYPE                     SQUARE           OR
                                                                               FEET          LEASED
-----------------------------------------------------------------------------------------------------
Phoenix, Arizona              Manufacturing - Communications                   1,300,000      Owned
                              and networking wire & cable; Sales
                              and Administrative Office and
                              Distribution Center
-----------------------------------------------------------------------------------------------------
Manchester, United Kingdom    Manufacturing - Communications wire &              282,000      Owned
                              cable; Sales and Administrative Office
                              and Distribution Center
-----------------------------------------------------------------------------------------------------


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

At March 16, 2001, there were 927 record holders of Common Stock of Belden Inc.

The additional information required by Item 5 is incorporated herein by reference to page 54 of the 2000 Annual Report. The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated herein by reference to page 21 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference to pages 22 through 32 of the 2000 Annual
Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to pages 30 through 32 of the 2000 Annual
Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference to pages 34 through 53 of the 2000 Annual
Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference to "Proposal, Election of Directors", as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading "Executive Officers."

See "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance", as described in the Proxy Statement, which section of the Proxy Statement is incorporated herein by reference.

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

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    1. FINANCIAL STATEMENTS (located on the pages in the 2000 Annual Report shown below).

                                                                                        PAGE NO.
                                                                                2000 ANNUAL REPORT

         Report of Independent Auditors...................................................33
         Consolidated Balance Sheets as of December 31, 2000
              and December 31, 1999.......................................................34
         Consolidated Income Statements for Each of the Three Years
              in the Period Ended December 31, 2000.......................................35
         Consolidated Cash Flow Statements for Each of the Three Years
              in the Period Ended December 31, 2000.......................................36
         Consolidated Stockholders' Equity Statements for Each of the
              Three Years in the Period Ended December 31, 2000...........................37
         Notes to Consolidated Financial Statements.......................................38-53

     2. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

     3. EXHIBITS The following exhibits are filed herewith or incorporated herein by reference. DOCUMENTS INDICATED BY AN ASTERISK (*) ARE FILED HEREWITH; DOCUMENTS INDICATED BY A DOUBLE ASTERISK IDENTIFY EACH

MANAGEMENT CONTRACT OR COMPENSATORY PLAN. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to
(i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 10-Q, Second Quarter, 1994" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994, File Number 1-12280, (iv) the "Form 8-K" are to the Belden Inc. Report on Form 8-K, filed with the Commission on April 17, 1995, File Number 1-12280, (v) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (vi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 1 of Form S-8 Registration Statement, filed with the Commission on October 23, 1995, File Number 33-66830,
(vii) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (viii) the "Form 10-Q, Third Quarter, 1996" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, File Number 1-12280, (ix) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (x) the "Form 8-K, January 1997" are to the Belden Inc. Report on Form 8-K, filed with the Commission on January 23, 1997, File Number 1-12280, (xi) the "Form 10-K 1996" are to the Belden Inc. Report on Form 10-K for 1996, File Number 1-12280, (xii) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (xiii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280, (xiv) the "Form 10-K 1999" are to the Belden Inc. Report on Form 10-K for 1999, File Number 1-12280, (xv) the "Form 10-Q, First Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000, File Number 1-12280, (xvi) the "Form 10-Q, Second Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000, File Number 1-12280, (xvii) the "Form 10-Q, Third Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, File Number 1-12280, (xviii) the "1999 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-Term Incentive Plan, File Number 333-74923, and (xix) the "Form 8-K, July 1999" are to the Belden Inc. Report on Form 8-K, filed with the Commission on July 12, 1999.

 EXHIBIT NO.                        DESCRIPTION

    2.1 Stock Purchase Agreement, dated April 3, 1995, among PCW Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc. and Belden Europe B.V. for the purchase of Pope Cable and Wire B.V. (Exhibit 2 to Form 8-K)
    2.2 Asset Purchase Agreement, dated October 21, 1996, between Belden Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form 10-Q, Third Quarter, 1996)
    2.3 Asset Purchase Agreement, dated November 21, 1996, between Belden Wire & Cable Company and Alpha Wire Corporation, and Asset Purchase Agreement/U.K. Assets dated January 7, 1997 between Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2 to Form 8-K, January 1997)
    2.4 Agreement and Plan of Merger, dated May 21, 1999, among Belden Inc., Ashes Merger Corp., Cable Systems Holding Company, Cable Systems Holding, LLC, Citicorp Venture Capital, Ltd. and the other Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)
    3.1 Certificate of Incorporation of the Company (Exhibit 3.1 to Registration Statement)
    3.2       Bylaws of the Company (Exhibit 3.2 to Registration Statement)
    4.1       Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)
    4.2 Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to Form 10-K 1997)
    4.3 Rights Agreement, dated as of July 6, 1995, between Belden Inc. and First Chicago Trust Company of New York, as Rights Agent; ChaseMellon Shareholder Services, L.L.C. has superseded First Chicago Trust Company of New York as Rights Agent (Exhibit 1 to Form 8-A)
    4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance Company; Nationwide Mutual Insurance Company; State Farm Life

              Insurance Company; Principal Mutual Life Insurance Company; Nippon
              Life Insurance Company of America; and Berkshire Life Insurance
              Company (Exhibit 4.4 to Form 10-K 1997)
    4.5       First Amendment to Note Purchase Agreement listed above as Exhibit
              4.4, dated as of September 1, 1999 (Exhibit 4.5 of Form 10-K 1999)
    4.6       Amended and Restated Series 1997-A Guaranty of Belden Wire &
              Cable, Cable Systems Holding Company and Cable Systems
              International Inc. (now Belden Communications Company), the form of which is included as Annex II to the First Amendment to Note
              Purchase Agreement listed above as Exhibit 4.5 (Exhibit 4.6 of
              Form 10-K 1999)
    4.7       Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers,
              Principal Life Insurance Company, Commercial Union Life Insurance
              Company of America, State Farm Life Insurance Company, State Farm
              Life and Accident Assurance Company, Connecticut General Life
              Insurance Company, Allstate Life Insurance Company, The Travelers
              Insurance Company, Primerica Life Insurance Company, First Trenton
              Indemnity Company, United of Omaha Life Insurance Company,
              American United Life Insurance Company, The State Life Insurance
              Company, Acacia National Life Insurance Company, Acacia Life
              Insurance Company, Ameritas Variable Life Insurance Company,
              Ameritas Life Insurance Corporation, The Canada Life Assurance
              Company, Canada Life Insurance Company of America, Canada Life
              Insurance Company of New York, Lutheran Brotherhood, Modern
              Woodmen of America, Woodmen Accident and Life Company,
              Indianapolis Life Insurance Company and TMG Life Insurance Company
              (Exhibit 4.7 to Form 10-K 1999)
    4.8       Guaranty of Belden Wire & Cable Company, Cable Systems Holding
              Company, and Cable Systems International Inc (now Belden
              Communications Company), the form of which is included as Exhibit
              1.2 to the Note Purchase Agreement listed above as Exhibit 4.7
              (Exhibit 4.8 to Form 10-K 1999)
    10.1      Asset Transfer Agreement by and between Cooper Industries, Inc.
              and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
    10.2      Canadian Asset Transfer Agreement by and between Cooper Industries
              (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form
              10-Q)
    10.3      Trademark License Agreement by and between Belden Wire & Cable
              Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
    10.4      Stock Agreement by and between Cooper Industries, Inc. and Belden
              Inc. (Exhibit 10.4 to Form 10-Q)
    10.5      Tax Sharing and Separation Agreement by and among Belden Inc.,
              Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
              10.6 to Form 10-Q)
 ** 10.6      Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
 ** 10.7      Amendment to Non-Employee Director Stock Plan (Exhibit 10.7 to
              Form 10-K 1999)
 ** 10.8      Change of Control Employment Agreements, dated as of August 16,
              1996, between Belden Inc. and each of C. Baker Cunningham, Richard
              K. Reece, Peter J. Wickman and Kevin L. Bloomfield (Exhibit 10.3
              to Form 10-Q, Third Quarter, 1996)
 ** 10.9      Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
              Belden Wire & Cable Company and Bankers Trust Company (Exhibit
              10.8 to Form 10-K 1997)
 ** 10.10     Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 1999 Form
              S-8)
 ** 10.11     Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.11
              to Form 10-K 1999)
 ** 10.11     Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to
              Form 10-Q, Third Quarter, 2000)
 ** 10.12     Belden Inc. Employee Stock Purchase Plan, as restated as of August
              4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
 ** 10.13     Belden Wire & Cable Company Supplemental Excess Defined Benefit
              Plan (Exhibit 10.11 to Registration Statement)
 ** 10.14     Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Benefit Plan (Exhibit 10.14 to Form 10-K 1999)
 ** 10.15     Belden Wire & Cable Company Supplemental Excess Defined
              Contribution Plan (Exhibit 10.15 to Registration Statement)

 ** 10.16     Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Contribution Plan (Exhibit 10.16 to Form 10-K 1999)
 ** 10.17     Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
              (Exhibit 10.10 to Form 10-Q)
 ** 10.18     Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes, and Bernard G. Rethore dated
              November 14, 1995 and February 27, 1997, respectively (Exhibit
              10.15 to Form 10-K 1997)
 ** 10.19     Change of Control Employment Agreement, dated as of August 16,
              1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.1 to
              Form 10-Q, First Quarter, 1998)
 ** 10.20     Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to
              Form 10-Q, First Quarter, 1998)
 ** 10.21     Change of Control Employment Agreement, dated as of August 16,
              1999, between Belden Inc. and Paul Schlessman (Exhibit 10.21 to
              Form 10-K 1999)
 ** 10.22     Indemnification Agreement dated as of July 23, 1999, entered into between Belden Inc. and Paul Schlessman (Exhibit 10.22 to Form
              10-K 1999)
 ** 10.23     Indemnification Agreements entered into between Belden Inc. and each of John M. Monter and Whitson Sadler, respectively, dated May
              4, 2000 (Exhibit 10.1 to Form 10-Q, First Quarter, 2000)
 ** 10.24     Indemnification Agreement dated as of July 3, 2000, entered into between Belden Inc. and Stephen H. Johnson (Exhibit 10.1 to Form
              10-Q, Second Quarter, 2000)
 ** 10.25     Indemnification Agreement dated as of August 17, 2000, entered into between Belden Inc. and Arnold W. Donald (Exhibit 10.1 to
              Form 10-Q, Third Quarter, 2000)
    10.26     Credit Agreement, dated as of November 18, 1996, among Belden Wire
              & Cable Company, Bank of America N.A., Wachovia Bank of Georgia,
              N.A., Royal Bank of Canada, ING Bank Nederland, The Northern Trust
              Company, SunTrust Bank, Atlanta, and Commerzbank
              Aktiengesellschaft, Grand Cayman Branch (Exhibit 10.14 to Form
              10-K 1996)
    10.27     Guaranty of Belden Inc., the form of which is included as Exhibit
              D to the Credit Agreement listed above as Exhibit 10.23 (Exhibit
              10.15 to Form 10-K 1996)
*   13.1      Belden Inc. 2000 Annual Report to Shareholders (to the extent incorporated herein by reference)
*   21.1      List of Subsidiaries of Belden Inc.
*   23.1      Consent of Ernst & Young LLP
*   24.1      Powers of Attorney from Members of the Board of Directors of
              Belden Inc.


Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Belden Inc., Attention:  Secretary
                           7701 Forsyth Boulevard, Suite 800
                           St. Louis, Missouri 63105

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELDEN INC.

                                   By:  /s/ C. Baker Cunningham
                                        ----------------------------------------
                                            C. Baker Cunningham
                                            Chairman of the Board, President,
Date: March 23, 2001                        Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. BAKER CUNNINGHAM         President, Chairman of the Board                March 23, 2001
------------------------------      Chief Executive Officer and Director
C. Baker Cunningham

/s/ PAUL SCHLESSMAN             Vice President, Finance, Treasurer              March 23, 2001
------------------------------      and Chief Financial Officer
Paul Schlessman                     (Mr. Schlessman also is the Company's
                                    Chief Accounting Officer)

/s/  LORNE D. BAIN*             Director                                        March 23, 2001
------------------------------
Lorne D. Bain

/s/  JOHN M. MONTER*            Director                                        March 23, 2001
------------------------------
John M. Monter

/s/  WHITSON SADLER*            Director                                        March 23, 2001
------------------------------
Whitson Sadler

/s/  BERNARD G. RETHORE*        Director                                        March 23, 2001
------------------------------
Bernard G. Rethore

/s/  ARNOLD W. DONALD*          Director                                        March 23, 2001
------------------------------
Arnold W. Donald

/s/ CHRISTOPHER I. BYRNES*      Director                                        March 23, 2001
------------------------------
Christopher I. Byrnes

/s/ C. BAKER CUNNINGHAM
-----------------------------------------
*By C. Baker Cunningham, Attorney-in-fact


                                INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                                 Numbered
Number                                                                     Pages

    2.1       Stock Purchase Agreement, dated April 3, 1995, among PCW
              Beheermaatschappij B.V., Philips Electronics N.V., Belden Inc. and
              Belden Europe B.V. for the purchase of Pope Cable and Wire B.V.
              (Exhibit 2 to Form 8-K)
    2.2       Asset Purchase Agreement, dated October 21, 1996, between Belden
              Wire & Cable Company and Intech Cable, Inc. (Exhibit 10.1 to Form
              10-Q, Third Quarter, 1996)
    2.3       Asset Purchase Agreement, dated November 21, 1996, between Belden
              Wire & Cable Company and Alpha Wire Corporation, and Asset
              Purchase Agreement/U.K. Assets dated January 7, 1997 between
              Belden U.K. Limited and Alpha Wire Limited (Exhibits 2.1 and 2.2
              to Form 8-K, January 1997)
    2.4       Agreement and Plan of Merger, dated May 21, 1999, among Belden
              Inc., Ashes Merger Corp., Cable Systems Holding Company, Cable
              Systems Holding, LLC, Citicorp Venture Capital, Ltd. and the other
              Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)
    3.1       Certificate of Incorporation of the Company (Exhibit 3.1 to
              Registration Statement)
    3.2       Bylaws of the Company (Exhibit 3.2 to Registration Statement)
    4.1       Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)
    4.2       Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to
              Form 10-K 1997)
    4.3       Rights Agreement, dated as of July 6, 1995, between Belden Inc.
              and First Chicago Trust Company of New York, as Rights Agent;
              ChaseMellon Shareholder Services, L.L.C. has superseded First
              Chicago Trust Company of New York as Rights Agent (Exhibit 1 to
              Form 8-A)
    4.4       Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance Company; United of Omaha Life Insurance
              Company; Nationwide Mutual Insurance Company; State Farm Life
              Insurance Company; Principal Mutual Life Insurance Company; Nippon
              Life Insurance Company of America; and Berkshire Life Insurance
              Company (Exhibit 4.4 to Form 10-K 1997)
    4.5       First Amendment to Note Purchase Agreement listed above as Exhibit
              4.4, dated as of September 1, 1999 (Exhibit 4.5 of Form 10-K 1999)
    4.6       Amended and Restated Series 1997-A Guaranty of Belden Wire &
              Cable, Cable Systems Holding Company and Cable Systems
              International Inc. (now Belden Communications Company), the form of which is included as Annex II to the First Amendment to Note
              Purchase Agreement listed above as Exhibit 4.5 (Exhibit 4.6 of
              Form 10-K 1999)
    4.7       Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers,
              Principal Life Insurance Company, Commercial Union Life Insurance
              Company of America, State Farm Life Insurance Company, State Farm
              Life and Accident Assurance Company, Connecticut General Life
              Insurance Company, Allstate Life Insurance Company, The Travelers
              Insurance Company, Primerica Life Insurance Company, First Trenton
              Indemnity Company, United of Omaha Life Insurance Company,
              American United Life Insurance Company, The State Life Insurance
              Company, Acacia National Life Insurance Company, Acacia Life
              Insurance Company, Ameritas Variable Life Insurance Company,
              Ameritas Life Insurance Corporation, The Canada Life Assurance
              Company, Canada Life Insurance Company of America, Canada Life
              Insurance Company of New York, Lutheran Brotherhood, Modern
              Woodmen of America, Woodmen Accident and Life Company,
              Indianapolis Life Insurance Company and TMG Life Insurance Company
              (Exhibit 4.7 to Form 10-K 1999)
    4.8       Guaranty of Belden Wire & Cable Company, Cable Systems Holding
              Company, and Cable Systems International Inc (now Belden
              Communications Company), the form of which is included
              as Exhibit 1.2 to the Note Purchase Agreement listed above as
              Exhibit 4.7 (Exhibit 4.8 to Form 10-K 1999)
    10.1      Asset Transfer Agreement by and between Cooper Industries, Inc.
              and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)
    10.2      Canadian Asset Transfer Agreement by and between Cooper Industries
              (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form
              10-Q)
    10.3      Trademark License Agreement by and between Belden Wire & Cable
              Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)
    10.4      Stock Agreement by and between Cooper Industries, Inc. and Belden
              Inc. (Exhibit 10.4 to Form 10-Q)
    10.5      Tax Sharing and Separation Agreement by and among Belden Inc.,
              Cooper Industries, Inc., and Belden Wire & Cable Company (Exhibit
              10.6 to Form 10-Q)
 ** 10.6      Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)
 ** 10.7      Amendment to Non-Employee Director Stock Plan (Exhibit 10.7 to
              Form 10-K 1999)
 ** 10.8      Change of Control Employment Agreements, dated as of August 16,
              1996, between Belden Inc. and each of C. Baker Cunningham, Richard
              K. Reece, Peter J. Wickman and Kevin L. Bloomfield (Exhibit 10.3
              to Form 10-Q, Third Quarter, 1996)
 ** 10.9      Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
              Belden Wire & Cable Company and Bankers Trust Company (Exhibit
              10.8 to Form 10-K 1997)
 ** 10.10     Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 1999 Form
              S-8)
 ** 10.11     Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.11
              to Form 10-K 1999)
 ** 10.11     Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to
              Form 10-Q, Third Quarter, 2000)
 ** 10.12     Belden Inc. Employee Stock Purchase Plan, as restated as of August
              4, 1995 (Exhibit 99.1 to Amendment to Form S-8)
 ** 10.13     Belden Wire & Cable Company Supplemental Excess Defined Benefit
              Plan (Exhibit 10.11 to Registration Statement)
 ** 10.14     Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Benefit Plan (Exhibit 10.14 to Form 10-K 1999)
 ** 10.15     Belden Wire & Cable Company Supplemental Excess Defined
              Contribution Plan (Exhibit 10.15 to Registration Statement)
 ** 10.16     Amendment to Belden Wire & Cable Company Supplemental Excess
              Defined Contribution Plan (Exhibit 10.16 to Form 10-K 1999)
 ** 10.17     Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
              (Exhibit 10.10 to Form 10-Q)
 ** 10.18     Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes and Bernard G. Rethore dated
              November 14, 1995 and February 27, 1997, respectively (Exhibit
              10.15 to Form 10-K 1997)
 ** 10.19     Change of Control Employment Agreement, dated as of August 16,
              1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.1 to
              Form 10-Q, First Quarter, 1998)
 ** 10.20     Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to
              Form 10-Q, First Quarter, 1998)
 ** 10.21     Change of Control Employment Agreement, dated as of August 16,
              1999, between Belden Inc. and Paul Schlessman (Exhibit 10.21 to
              Form 10-K 1999)
 ** 10.22     Indemnification Agreement dated as of July 23, 1999, entered into between Belden Inc. and Paul Schlessman (Exhibit 10.22 to Form
              10-K 1999)
 ** 10.23     Indemnification Agreements entered into between Belden Inc. and each of John M. Monter and Whitson Sadler, respectively, dated May
              4, 2000 (Exhibit 10.1 to Form 10-Q, First Quarter, 2000)
 ** 10.24     Indemnification Agreement dated as of July 3, 2000, entered into between Belden Inc. and Stephen H. Johnson (Exhibit 10.1 to Form
              10-Q, Second Quarter, 2000)
 ** 10.25     Indemnification Agreement dated as of August 17, 2000, entered into between Belden Inc. and Arnold W. Donald (Exhibit 10.1 to
              Form 10-Q, Third Quarter, 2000)
    10.26     Credit Agreement, dated as of November 18, 1996, among Belden Wire
              & Cable Company, Bank of America N.A., Wachovia Bank of Georgia,
              N.A., Royal Bank of Canada, ING Bank Nederland, The Northern Trust
              Company, SunTrust Bank, Atlanta, and Commerzbank
              Aktiengesellschaft, Grand Cayman Branch (Exhibit 10.14 to Form
              10-K 1996)

    10.27     Guaranty of Belden Inc., the form of which is included as Exhibit
              D to the Credit Agreement listed above as Exhibit 10.23 (Exhibit
              10.15 to Form 10-K 1996)
 *   13.1     Belden Inc. 2000 Annual Report to Shareholders (to the extent incorporated herein by reference)
 *   21.1     List of Subsidiaries of Belden Inc.
 *   23.1     Consent of Ernst & Young LLP
 *   24.1     Powers of Attorney from Members of the Board of Directors of
              Belden Inc.



*Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.