Form 10-Q
period 2001-03-31
BELDEN INC
filed 2001-05-14
CIK 910134

===============================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                 Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 8, 2001: 24,545,253 shares

================================================================================


Exhibit Index on Page 17                                            Page 1 of 18

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

========================================================================================================================
                                                                                           MARCH 31,        December 31,
                                                                                                2001                2000
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                              $   6,517            $  7,396
    Receivables                                                                              126,384             156,195
    Inventories                                                                              181,331             175,331
    Deferred income taxes                                                                     11,534              12,535
    Other                                                                                     12,748               3,116
                                                                                           ---------            --------
       Total current assets                                                                  338,514             354,573
Property, plant and equipment, less accumulated depreciation                                 344,716             345,060
Goodwill, less accumulated amortization                                                       76,453              80,552
Intangibles, less accumulated amortization                                                     9,052               9,636
Other assets                                                                                   5,577               5,947
                                                                                           ---------            --------
                                                                                           $ 774,312            $795,768
                                                                                           =========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                               $ 110,292            $142,871
    Income taxes payable                                                                       5,400               4,352
                                                                                           ---------            --------
       Total current liabilities                                                             115,692             147,223
Long-term debt                                                                               274,656             272,630
Postretirement benefits other than pensions                                                   12,414              12,242
Deferred income taxes                                                                         63,101              61,049
Other long-term liabilities                                                                   13,676              14,955
Stockholders' equity:
    Preferred stock                                                                                -                   -
    Common stock                                                                                 262                 262
    Additional paid-in capital                                                                46,352              47,379
    Retained earnings                                                                        307,610             297,625
    Accumulated other comprehensive loss                                                     (25,681)            (21,933)
    Unearned deferred compensation                                                            (1,668)                  -
    Treasury stock                                                                           (32,102)            (35,664)
                                                                                           ---------            --------
       Total stockholders' equity                                                            294,773             287,669
                                                                                           ---------            --------
                                                                                           $ 774,312            $795,768
========================================================================================================================

See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

=======================================================================================================================
Three Months Ended March 31,                                                                  2001                 2000
-----------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)
Revenues                                                                                 $ 251,828            $ 228,009
Cost of sales                                                                              202,519              181,139
                                                                                         ---------            ---------
    Gross profit                                                                            49,309               46,870
Selling, general and administrative expenses                                                27,715               27,001
Amortization of goodwill                                                                       508                  495
                                                                                         ---------            ---------
    Operating earnings                                                                      21,086               19,374
Other income, net                                                                           (1,200)                   -
Interest expense                                                                             4,780                4,518
                                                                                         ---------            ---------
    Income before taxes                                                                     17,506               14,856
Income taxes                                                                                 6,040                5,497
                                                                                         ---------            ---------
    Income before cumulative effect of change in accounting principle                       11,466                9,359
Cumulative effect of change in accounting principle, net of tax benefit
    of $133                                                                                   (251)                   -
                                                                                         ---------            ---------
       Net income                                                                        $  11,215            $   9,359
                                                                                         =========            =========
Basic earnings per share                                                                 $     .46            $     .38
Diluted earnings per share                                                               $     .45            $     .38
                                                                                         =========            =========
Dividends declared per share                                                             $     .05            $     .05
=======================================================================================================================

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

========================================================================================================================
Three Months Ended March 31,                                                                     2001               2000
------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:
    Net income                                                                              $  11,215           $  9,359
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                             8,076              7,207
       Amortization                                                                             1,506              1,579
       Deferred income taxes                                                                     (582)             3,023
       Cumulative effect of change in accounting principle                                        251                  -
       Gain on business divestiture                                                            (1,200)                 -
       Other, net                                                                                  73                  -
       Changes in operating assets and liabilities(*):
          Receivables                                                                          27,080             13,633
          Inventories                                                                          (8,703)           (13,299)
          Accounts payable and accrued liabilities                                            (30,362)           (20,273)
          Income taxes payable                                                                  4,896              2,702
          Other assets and liabilities, net                                                   (11,739)             3,412
                                                                                            ---------           --------
              Net cash provided by operating activities                                           511              7,343
Cash flows from investing activities:
    Capital expenditures                                                                       (7,429)            (7,022)
    Proceeds from business divestiture                                                          1,400                  -
                                                                                            ---------           --------
              Net cash used for investing activities                                           (6,029)            (7,022)
Cash flows from financing activities:
    Net borrowings/(payments) under long-term credit facility and credit
          agreements                                                                            5,298             (1,842)
    Proceeds from the exercise of stock options                                                   795                202
    Cash dividends paid                                                                        (1,221)            (1,210)
                                                                                            ---------           --------
              Net cash provided by/(used for) financing activities                              4,872             (2,850)
Effect of exchange rate changes on cash and cash equivalents                                     (233)               (21)
                                                                                            ---------           --------
Decrease in cash and cash equivalents                                                            (879)            (2,550)
Cash and cash equivalents, beginning of period                                                  7,396              3,874
                                                                                            ---------           --------
Cash and cash equivalents, end of period                                                    $   6,517           $  1,324
                                                                                            =========           ========
Supplemental cash flow information:
    Income taxes paid, net of refunds                                                       $   1,249           $    561
    Interest paid, net of amount capitalized                                                    8,457              8,345
========================================================================================================================


See accompanying notes.

(*) Net of the effects of exchange rate changes and acquired businesses.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

=================================================================================================================================
                                                                                                           Accumulated
                                   Common Stock                          Treasury Stock       Unearned        Other
                                  --------------  Paid-In   Retained   -----------------      Deferred    Comprehensive
                                  Shares  Amount  Capital   Earnings   Shares    Amount     Compensation       Loss        Total
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 1999      26,204   $262   $47,958   $249,653   (1,826)  ($37,296)      $     -        ($13,050)  $247,527

Net income                                                     9,359                                                        9,359

Foreign currency translation
    adjustments                                                                                                 (4,841)    (4,841)
                                                                                                                         --------

    Comprehensive income                                                                                                    4,518

Issuance of common stock for:
    Stock options                                    (202)                 26        490                                      288

Cash dividends
    ($.05 per share)                                          (1,210)                                                      (1,210)

                                  ------   ----   -------   --------   ------   --------       -------        --------   --------
Balance at March 31, 2000         26,204   $262   $47,756   $257,802   (1,800)  ($36,806)      $     -        ($17,891)  $251,123
                                  ======   ====   =======   ========   ======   ========       =======        ========   ========

Balance at December 31, 2000      26,204   $262   $47,379   $297,625   (1,774)  ($35,664)      $     -        ($21,933)  $287,669

Net income                                                    11,215                                                       11,215

Foreign currency translation
    adjustments                                                                                                 (3,469)    (3,469)

Unrealized loss on derivative
    instruments                                                                                                   (279)      (279)
                                                                                                                         --------

    Comprehensive income                                                                                                    7,467

Issuance of common stock for:
    Stock options                                    (682)                 47      1,476                                      794
    Stock compensation                               (345)                 66      2,086        (1,741)                         -

Amortization of unearned
    deferred compensation                                                                           73                         73

Cash dividends
    ($.05 per share)                                          (1,230)                                                      (1,230)

                                  ------   ----   -------   --------   ------   --------       -------        --------   --------
Balance at March 31, 2001         26,204   $262   $46,352   $307,610   (1,661)  ($32,102)      ($1,668)       ($25,681)  $294,773
=================================================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2000 and December 31, 1999 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2:  INVENTORIES

===========================================================================================
                                                              MARCH 31,        December 31,
                                                                  2001                2000
-------------------------------------------------------------------------------------------
(in thousands)
Raw materials                                                 $  44,356           $  46,671
Work-in-process                                                   8,207               7,883
Finished goods                                                  141,606             134,570
Perishable tooling and supplies                                   7,516               7,312
                                                              ---------           ---------
                                                                201,685             196,436
Excess of current standard costs over LIFO costs                (12,220)            (13,129)
Obsolescence and other reserves                                  (8,134)             (7,976)
                                                              ---------           ---------
    Net inventories                                           $ 181,331           $ 175,331
===========================================================================================

NOTE 3:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

===================================================================================
Three Months Ended March 31,                                    2001           2000
-----------------------------------------------------------------------------------
(in thousands, except per share data)
Numerator:
  Net Income                                                 $11,215        $ 9,359
                                                             =======        =======
Denominator:
  Denominator for basic earnings per share - weighted
       average shares                                         24,471         24,384
Effect of dilutive employee stock options                        344            172
                                                             -------        -------
  Denominator for dilutive earnings per share - adjusted
       weighted average shares                                24,815         24,556
                                                             -------        -------
Basic earnings per share                                     $   .46        $   .38
Diluted earnings per share                                   $   .45        $   .38
===================================================================================

NOTE 4: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments--the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial and networking applications. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold to Local Exchange Carriers ("LECs") either directly or through contractors designated by the LECs.

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

BUSINESS SEGMENT INFORMATION

=========================================================================================================================
                                                                                            CORPORATE &
THREE MONTHS ENDED MARCH 31, 2001                       ELECTRONICS      COMMUNICATIONS     ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                                  $ 163,843          $87,985          $    -          $ 251,828
INTERSEGMENT REVENUES                                         2,267            4,608          (6,875)                 -
OPERATING EARNINGS                                           18,624            5,109          (2,647)            21,086
OTHER INCOME, NET                                            (1,200)               -               -             (1,200)
INTEREST EXPENSE                                                  -                -           4,780              4,780
INCOME BEFORE TAXES                                          19,824            5,109          (7,427)            17,506
=========================================================================================================================
=========================================================================================================================
                                                                                            Corporate &
Three Months Ended March 31, 2000                       Electronics      Communications     Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                                   $175,860          $52,149          $    -          $ 228,009
Intersegment revenues                                           800            7,172          (7,972)                 -
Operating earnings                                           18,030            1,695            (351)            19,374
Other income, net                                                 -                -               -                  -
Interest expense                                                  -                -           4,518              4,518
Income before taxes                                          18,030            1,695          (4,869)            14,856
=========================================================================================================================

GEOGRAPHIC INFORMATION

=========================================================================================================================
Three Months Ended March 31,                                             2001                        2000
                                                                           PERCENT OF                    Percent of
(in thousands, except % data)                                   REVENUES      REVENUE         Revenues      Revenue
-------------------------------------------------------------------------------------------------------------------------
US & Canada                                                     $179,526          71%         $169,517          74%
Europe                                                            54,273          22%           38,420          17%
Asia/Pacific                                                      10,761           4%           11,581           5%
Latin America                                                      5,288           2%            6,818           3%
Other                                                              1,980           1%            1,673           1%
                                                                --------         ---          --------         ---
Total                                                           $251,828         100%         $228,009         100%
=========================================================================================================================

NOTE 5: BUSINESS DIVESTITURE

In February 2001, the Company completed the sale of its 70% ownership interest in MCTEC B.V. of Venlo, Netherlands ("MCTEC") to STS Biopolymers Inc. ("STS"). The Company received cash proceeds of approximately $1.4 million and recorded a gain as a result of the transaction of approximately $1.2 million before tax or $767 thousand ($.03 per share--diluted) after tax. The Company will also receive additional payments from STS over the next 7 years for the sale of technology rights associated with the products manufactured by MCTEC. Operating earnings for MCTEC were $295 thousand and $195 thousand for 2000 and 1999, respectively.

NOTE 6: FINANCIAL RISK MANAGEMENT

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a negative transition adjustment upon adoption of the standard to recognize its outstanding derivative instruments at fair value. This transition adjustment represented an approximately $251 thousand ($384 thousand pre-tax) or $0.01 per share--diluted loss that was reflected on the Consolidated Income Statements as the cumulative effect of changes in accounting principle. The Company also recorded a negative transition adjustment of approximately $317 thousand ($484 thousand pre-tax) in Accumulated Other Comprehensive Loss to recognize a previously deferred loss on a settled interest rate forward derivative. The portion of the transition adjustment recorded in Accumulated Other Comprehensive Loss as of January 1, 2001 that the Company will reclassify into earnings during the next twelve months is not material to its financial statements.

The Company is exposed to various market risks such as changes in interest rates, currency exchange rates and commodity pricing. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The terms of such instruments and the transactions to which they relate generally do not exceed 12 months. The Company does not hold or issue derivative instruments for trading purposes

Raw materials used by the Company, primarily copper, are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. As part of its risk management strategy, the Company uses exchange-traded forward contracts to manage its exposure to changes in copper costs. Each contract obligates the Company to make or receive a payment equal to the net change in the value of the contract at its maturity. Due to the Company's limited derivative activity, the relatively short tenors of the derivative instruments and the anticipated immaterial impact of derivative valuation gains and losses on financial results, the Company has elected to treat these instruments as derivatives not designated as hedges. Gains and losses resulting from changes in the fair value of these instruments are recognized in operating income on a quarterly basis.

The fair value of these derivatives at March 31, 2001 was approximately $9.4 million. For the three months ended March 31, 2001, the Company recognized an approximate $247 thousand net loss resulting from changes in the fair value of these derivatives.

NOTE 7:  RESTRICTED STOCK AWARDS

On February 14, 2001, the Company issued 66,000 restricted stock awards to a number of its key employees. Participants will receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date. This award has been accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the awards is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock. At the grant date, the Company recognized unearned deferred compensation of $1.7 million. Unearned deferred compensation is amortized to earnings over the three-year vesting period. For the quarter ended March 31, 2001, the Company recognized $72.5 thousand in compensation expense related to the restricted stock awards.

NOTE 8:  INCOME TAXES

For years beginning after December 31, 2000, the Company no longer records residual United States income tax on undistributed earnings generated by certain foreign subsidiaries since the Company does not anticipate the remittance of such earnings to the United States within the foreseeable future. The Company did not record potential residual United States income taxes of $0.3 million, or $0.01 per share--diluted, on $3.5 million undistributed foreign earnings for the three months ended March 31, 2001

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 31, 2001 are analyzed below:

=====================================================================
THREE MONTHS ENDED MARCH 31, 2001                  AMOUNT      RATE
---------------------------------------------------------------------
(IN THOUSANDS, EXCEPT RATE DATA)
PROVISION AT STATUTORY RATE                        $6,127     35.00 %
STATE INCOME TAXES                                    406      2.32 %
LOWER FOREIGN TAX RATES AND OTHER                    (494)    (2.82)%
                                                   ------     -----
TOTAL TAX                                          $6,039     34.50 %
=====================================================================


NOTE 9:  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

At March 31, 2001, short-term borrowings in the amount of $75 million were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis. In this regard, the Company has received commitments from certain lenders that would allow the Company to do so.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

CONSOLIDATED OPERATING RESULTS
The following table sets forth information comparing consolidated operating results for the three months ended March 31, 2001 with the three months ended March 31, 2000.

===========================================================================
Three Months Ended March 31,                            2001           2000
---------------------------------------------------------------------------
(In thousands)
Revenues                                           $ 251,828      $ 228,009
Gross profit                                          49,309         46,870
Operating earnings                                    21,086         19,374
Other income, net                                     (1,200)             -
Interest expense                                       4,780          4,518
Income before taxes                                   17,506         14,856
Income before cumulative effect of change in
    accounting principle                              11,466          9,359
Cumulative effect of change in accounting
    principle, net of tax benefit                       (251)             -
Net income                                            11,215          9,359
===========================================================================

BUSINESS SEGMENTS
The Company conducts its operations through two business segments--the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial, and networking applications. These products are sold chiefly through distribution. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold to Local Exchange Carriers ("LECs") either directly or through contractors designated by the LECs.

The following table sets forth information comparing the Electronics segment operating results for the three months ended March 31, 2001 with the three months ended March 31, 2000.

===========================================================================
Three Months Ended March 31,                       2001                2000
---------------------------------------------------------------------------
(In thousands)
Revenues                                       $166,110           $ 176,660
Operating earnings                               18,624              18,030
  As a percent of revenues                         11.2%               10.2%
===========================================================================

The following table sets forth information comparing the Communications segment operating results for the three months ended March 31, 2001 with the three months ended March 31, 2000.


=================================================================
Three Months Ended March 31,                2001             2000
-----------------------------------------------------------------
(In thousands)
Revenues                                $ 92,593         $ 59,321
Operating earnings                         5,109            1,695
  As a percent of revenues                   5.5%             2.9%
=================================================================

ACQUISITIONS
On April 3, 2000, Belden purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom ("Manchester"). Manchester designs, manufactures and markets metallic cable products primarily for the British communications market. This acquisition was accounted for under the purchase method of accounting. Operating results for Manchester have been included in the results of operations for the Communications segment since the acquisition date and may affect comparability of the results of operations between years.


RESULTS OF OPERATIONS--
THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2000

REVENUES
Revenues increased 10.4% to $251.8 million in the three months ended March 31, 2001 from $228.0 million in the three months ended March 31, 2000. Revenue growth came from a variety of sources.

The acquisition of Manchester in the second quarter of 2000 contributed approximately 7.9% of the period-over-period revenue growth.

Modest increases in net unit sales contributed approximately 2.4% of the period-over-period revenue growth. Strong volume gains were achieved on plastic insulated cable, service distribution wire and high-performance communications products. Partially offsetting the volume gains achieved on products with communications applications were decreases in unit sales of products with networking, industrial and entertainment/OEM applications.

The Company increased unit sales of its plastic insulated cable and service distribution wire products through market penetration. This increase stemmed from incremental contract business awarded by a LEC in the U.S. during the second quarter of 2000. There was also increased demand for high-performance communications products such as mini-coaxial cable and single-mode fiber optic cable primarily in the Americas.

Revenues generated for the three months ended March 31, 2001 on products with networking applications were down compared to the same period of 2000. This decrease stemmed from the slowing American economy, the absence from this market in first quarter 2001 of a significant North American distributor that sought insolvency protection in fourth quarter 2000 and both lower project activity and increased competition from export and local suppliers in the Asia/Pacific markets.

Decreased demand for the Company's specialty electronics products with industrial applications resulted in a revenue decline compared to the same period of 2000. This negative period-over-period performance resulted from the slowing American and Canadian economies, the absence of the failed North American distributor from this market in first quarter 2001, limited computer interconnect project activity in the Asia/Pacific markets and the planned exit of the medical wire business in mid-February 2001.

Revenues generated for the three months ended March 31, 2001 on products with entertainment/OEM applications were down compared to the same period of 2000. This negative period-over-period performance resulted from the slowing American economy, non-recurring project business (the Sydney Olympics) in the Australian market and the planned exit of the molded cable assemblies business in second quarter 2000.

The Company experienced some strengthening in price on its broadband, specialty electronics, broadcast and entertainment products. Approximately 1.8% of the period-over-period increase in revenues resulted from the current period impact of pricing actions taken on these products throughout 2000 and the impact of higher average copper prices. These increases were partially offset by lower prices for plastic insulated cable and service distribution wire products.

Offsetting the positive impact that acquisitions, volume and pricing had on period-over-period revenue comparisons was unfavorable foreign currency translation on European and Asia/Pacific revenues. The decline of the euro, British pound and Australian dollar from average exchange values of $0.99, $1.61 and $0.63, respectively, in first quarter 2000 to $0.93, $1.46 and $0.53, respectively, in first quarter 2001 accounted for an approximate 1.7% decline in period-over-period revenues.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the three months ended March 31, 2001 with the three months ended March 31, 2000.

==================================================================================
                                                                        % Increase
                                                                     2001 Compared
Three Months Ended March 31,              2001           2000            With 2000
----------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                            $49,309        $46,870                5.2%
  As a percent of revenues                 19.6%          20.6%
Operating earnings                      $21,086        $19,374                8.8%
  As a percent of revenues                  8.4%           8.5%
Income before taxes                     $17,506        $14,856               17.8%
  As a percent of revenues                  7.0%           6.5%
Net income                              $11,215        $ 9,359               19.8%
  As a percent of revenues                  4.5%           4.1%
=================================================================================

Gross profit increased 5.2% to $49.3 million in the three months ended March 31, 2001 from $46.9 million in the three months ended March 31, 2000 due primarily to higher revenues and secondarily to improved profitability within both business segments. This improvement represents the current quarter impact of positive pricing actions taken on certain broadband, specialty electronics, broadcast and entertainment product lines during 2000, the impact of material cost reductions in the Americas, the impact of lower overhead costs associated with prior-year plant consolidations and a continuing mix shift toward higher-bandwidth, higher-margin products. Gross profit as a percent of revenues declined by 1.0 percentage point from the prior year as the Company's currently lower-margin Communications segment represented a much larger share of total operations in first quarter 2001 than it did in first quarter 2000.

Operating earnings increased 8.8% to $21.1 million in the three months ended March 31, 2001 from $19.4 million in the three months ended March 31, 2000 due primarily to higher gross profit. Also contributing to this increase was an improvement in selling, general and administrative expenses to 11.2% of revenues in first quarter 2001 from 12.1% of revenues in first quarter 2000. This improvement reflects tighter spending controls throughout the organization. Operating earnings as a percent of revenues declined by 0.1 percentage points from the prior year due to the impact of the Company's currently lower-margin Communications segment.

Income before taxes increased 17.8% to $17.5 million in the three months ended March 31, 2001 from $14.9 million in the three months ended March 31, 2000 due chiefly to higher operating earnings and the gain recognized on the Company's sale of its ownership interest in a medical wire joint venture. The higher operating earnings were partially offset by increased interest expense. Interest expense increased 5.8% to $4.8 million in first quarter 2001 from $4.5 million in first quarter 2000 despite lower average borrowings due to marginally higher interest rates. Average debt outstanding during the first three months of 2001 and 2000 was $277 million and $290 million, respectively. The Company's average interest rate was 7.1% in the first quarter of 2001 compared to 6.5% in the first quarter of 2000.

The Company's effective tax rate was 34.5% and 37.0% for the three months ended March 31, 2001 and 2000, respectively. The period-over-period decrease stemmed primarily from the Company's assessment under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes--Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future.

Net income increased 19.8% to $11.2 million in the three months ended March 31, 2001 from $9.4 million in the three months ended March 31, 2000 due mainly to higher income before taxes and the lower effective tax rate partially offset by the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001.

ELECTRONICS SEGMENT
Revenues decreased 6.0% to $166.1 million for the quarter ended March 31, 2001 from $176.7 million for the quarter ended March 31, 2000. This decrease can be attributed mainly to weakening demand for the Company's broadband, networking, industrial and entertainment/OEM products in the slowing North American markets as well as the negative effect of currency translation on European and Asia/Pacific revenues. This decrease was partially offset by the current-quarter impact of positive pricing actions taken during 2000 on certain broadband, industrial, broadcast and entertainment products and strong demand for the segment's fiber optic cable and mini-coaxial cable products.

A North American distributor that purchased product from the Company sought insolvency protection late in the year. The Company is actively engaged in offsetting the impact the insolvency may have on its 2001 sales. There can be no assurance that the Company will be able to replace entirely the planned sales to be made to the distributor in 2001, but the Company is using its best efforts to do so through its extensive distributor network.

Operating earnings increased 3.3% to $18.6 million for the quarter ended March 31, 2001 from $18.0 million for the quarter ended March 31, 2000. As a percent of revenues, they increased to 11.2% from 10.2%. These results reflected the current-quarter impact of positive pricing actions taken in 2000 and a favorable leveraging of both production period costs and selling, general and administrative expenses.

COMMUNICATIONS SEGMENT
The Communications segment recorded revenues of $92.6 million for the quarter ended March 31, 2001, a 56.1% increase from revenues of $59.3 million for the quarter ended March 31, 2000. Nearly half of this strong increase is attributed to market penetration resulting from a recent LEC contract award, while the remainder came from the Manchester acquisition.

Operating earnings increased 201.4% to $5.1 million for the quarter ended March 31, 2001 from $1.7 million for the quarter ended March 31, 2000. Operating earnings as a percent of revenues increased to 5.5% in the quarter ended March 31, 2001 from 2.9% in the same period of 2000. These results reflected the positive impact of material cost reduction initiatives as well as the successful leveraging of fixed costs over a much higher revenue base.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
The Company has a $200 million Credit Agreement with a group of 7 banks. The Credit Agreement is unsecured and expires in November 2001. At March 31, 2001, the Company had no borrowings outstanding under the Credit Agreement. In addition, as of March 31, 2001, the Company had unsecured, uncommitted arrangements with 8 banks under which it may borrow up to $102 million at prevailing interest rates. At March 31, 2001, the Company had $75 million outstanding under these arrangements.

The Company also had privately-placed debt of $200 million outstanding at March 31, 2001. Details regarding maturities and interests rates are shown below.

=========================================================================================
Note Series                          Principal Balance   Maturity Date      Interest Rate
-----------------------------------------------------------------------------------------
Senior Notes, Series 1997-A             $75,000,000       08/11/2009*          6.92%
Senior Notes, Series 1999-A              64,000,000       09/01/2004           7.60%
Senior Notes, Series 1999-B              44,000,000       09/01/2006           7.74%
Senior Notes, Series 1999-C              17,000,000       09/01/2009           7.95%
========================================================================================

* The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

The Note Purchase Agreements for these private placements contain affirmative and negative covenants including a minimum net worth and a maximum ratio of debt to total capitalization.

The Company expects that cash provided by operations and borrowings available under its credit agreements will provide it with sufficient liquidity to meet its operating needs, fund its normal dividends and fund anticipated capital expenditures.

During the three months ended March 31, 2001, the Company increased debt by $2 million as cash required to fund working capital investment exceeded cash provided by operations and certain other investing and financing activities. However, the Company's debt-to-total-capitalization ratio decreased from 48.7% at December 31, 2000 to 48.2% at March 31, 2001.

At March 31, 2001, short-term borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis. In this regard, the Company has received commitments from certain lenders that would allow the Company to do so.

WORKING CAPITAL
For the first three months in 2001, operating working capital (defined as current assets less current liabilities) increased $15 million. This increase primarily resulted from a higher inventory level in the Communications segment of the Company. This higher inventory level resulted from a stock buildup in the U.S. due to (a) lower-than-anticipated unit sales throughout the quarter and (b) the need to adequately service an expanded LEC contract awarded to the Communications segment early in the year.

CAPITAL EXPENDITURES
For the first three months in 2001, the Company had capital expenditures of $7.4 million, primarily for modernization and enhancement of machinery and equipment. The Company plans on spending approximately $45 million during 2001 on these and similar projects.

OUTLOOK

The level of earnings the Company expected to achieve in 2001 was based on an assumption that the United States economy would continue to enjoy moderate growth. This now appears to be in doubt. During the first quarter of 2001, Belden initiated several contingency plans related to reductions in expected demand. Based on the impact of a slower economy, particularly in North America, management believes that the Company's annual revenues will not reach or exceed last year's level. Revenues are expected to be lower reflecting reduced market demand in the North American operations of the Electronics segment and in the Company's European communications business. In response to these general market conditions, the Company is reducing costs and has adjusted price levels based on competitive conditions.

FORWARD-LOOKING STATEMENTS

The statements set forth in this Quarterly Report on Form 10-Q other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company's actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the unsettled economic conditions of the Asia/Pacific region (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from U.S.

and non-U.S. competitors (including new entrants); the credit worthiness of the Company's customers; the Company's ability to continue to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including the Company's achieving cost-saving and profit improvement initiatives at its Communications operations); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers; general industry and market conditions and growth rates; and other factors noted elsewhere in the Company's 2000 Annual Report on Form 10-K and other Securities and Exchange Act filings.

                            PART II OTHER INFORMATION


ITEM 6:    EXHIBITS AND REPORTS ON FORM 10-Q

       None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BELDEN INC.



Date: May 8, 2001              By:          /s/ C. Baker Cunningham
                                     ------------------------------------
                                        C. Baker Cunningham
                                          Chairman of the Board, President
                                            and Chief Executive Officer





Date: May 8, 2001              By:               /s/ Paul Schlessman
                                     -------------------------------------
                                            Paul Schlessman
                                            Vice President, Finance,
                                                and Chief Financial Officer