Form 10-Q
period 2001-06-30
BELDEN INC
filed 2001-08-03
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                 Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 1, 2001: 24,572,031 shares

===============================================================================


Exhibit Index on Page 22                                        Page 1 of 23

                          PART I FINANCIAL INFORMATION


ITEM 1:    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS



==========================================================================================================================
                                                                                            JUNE 30,        December 31,
                                                                                               2001                2000
--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                           (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                                               $  3,950            $  7,396
    Receivables                                                                              128,176             156,195
    Inventories                                                                              182,750             175,331
    Deferred income taxes                                                                     11,654              12,535
    Other                                                                                      5,973               3,116
------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                  332,503             354,573
Property, plant and equipment, less accumulated
    depreciation
                                                                                             345,279             345,060
Goodwill, less accumulated amortization                                                       73,882              80,552
Intangibles, less accumulated amortization                                                     8,984               9,636
Other assets                                                                                   5,655               5,947
------------------------------------------------------------------------------------------------------------------------
                                                                                            $766,303            $795,768
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                                $ 96,895            $142,871
    Income taxes payable                                                                       1,254               4,352
------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                              98,149             147,223
Long-term debt                                                                               275,237             272,630
Postretirement benefits other than pensions                                                   11,870              12,242
Deferred income taxes                                                                         64,197              61,049
Other long-term liabilities                                                                   13,524              14,955
Stockholders' equity:
    Preferred stock                                                                               -                   -
    Common stock                                                                                 262                 262
    Additional paid-in capital                                                                46,182              47,379
    Retained earnings                                                                        315,981             297,625
    Accumulated other comprehensive loss                                                     (26,153)            (21,933)
    Unearned deferred compensation                                                            (1,523)                 -
    Treasury stock                                                                           (31,423)            (35,664)
------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                            303,326             287,669
------------------------------------------------------------------------------------------------------------------------
                                                                                            $766,303            $795,768
========================================================================================================================



See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)


                                                                         Three Months Ended                Six Months Ended
                                                                                   June 30,                        June 30,
                                                                -----------------------------    ----------------------------
                                                                       2001            2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                                           $246,915        $291,199          $498,743      $519,208
Cost of sales                                                       199,681         233,518           402,200       414,657
---------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                     47,234          57,681            96,543       104,551
Selling, general and administrative expenses                         27,175          32,063            54,890        59,064
Amortization of goodwill                                                475             509               983         1,004
---------------------------------------------------------------------------------------------------------------------------
    Operating earnings                                               19,584          25,109            40,670        44,483
Other income, net                                                         -               -            (1,200)            -
Interest expense                                                      4,888           5,309             9,668         9,827
---------------------------------------------------------------------------------------------------------------------------
    Income before taxes                                              14,696          19,800            32,202        34,656
Income taxes                                                          5,101           7,326            11,141        12,823
---------------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of change in
       accounting principle                                           9,595          12,474            21,061        21,833
Cumulative effect of change in accounting principle,
    net of tax benefit of $133                                            -               -              (251)            -
===========================================================================================================================
       Net income                                                  $  9,595        $ 12,474          $ 20,810      $ 21,833
===========================================================================================================================
Basic earnings per share                                           $    .39        $    .51          $    .85      $    .90
Diluted earnings per share                                         $    .39        $    .50          $    .84      $    .88
===========================================================================================================================
Dividends declared per share                                       $    .05        $    .05          $    .10      $    .10
===========================================================================================================================


See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)



===========================================================================================================================
Six Months Ended June 30,                                                                        2001               2000
---------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:
    Net income                                                                             $   20,810           $ 21,833
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            16,585             15,068
       Amortization                                                                             3,028              3,077
       Deferred income taxes                                                                     (944)             7,047
       Cumulative effect of change in accounting principle                                        251                  -
       Gain on business divestiture                                                            (1,166)                 -
       Other, net                                                                                 218                  -
       Changes in operating assets and liabilities(*):
          Receivables                                                                          23,005            (22,295)
          Inventories                                                                         (11,541)           (25,554)
          Accounts payable and accrued liabilities                                            (38,636)            (8,601)
          Income taxes payable                                                                 (2,383)             3,241
          Other assets and liabilities, net                                                    (2,583)              (504)
------------------------------------------------------------------------------------------------------------------------
              Net cash provided by/(used for) operating activities                              6,644             (6,688)
Cash flows from investing activities:
    Capital expenditures                                                                      (16,828)           (16,607)
    Cash paid for acquired businesses                                                              -             (15,959)
    Proceeds from business divestiture                                                          1,360                  -
    Proceeds from sale of property, plant and equipment                                           108                  -
------------------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                                          (15,360)           (32,566)
Cash flows from financing activities:
    Net borrowings/(payments) under long-term credit facility
         and credit agreements                                                                  6,470             42,916
    Proceeds from the exercise of stock options                                                 1,126                489
    Cash dividends paid                                                                        (2,445)            (2,430)
------------------------------------------------------------------------------------------------------------------------
              Net cash provided by/(used for) financing activities                              5,151             40,975
Effect of exchange rate changes on cash and cash equivalents                                      119                (99)
------------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                                               (3,446)             1,622
Cash and cash equivalents, beginning of period                                                  7,396              3,874
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $    3,950           $  5,496
========================================================================================================================
Supplemental cash flow information:
    Income taxes paid, net of refunds                                                      $    9,201           $  6,430
    Interest paid, net of amount capitalized                                                    9,111              9,944
========================================================================================================================

See accompanying notes.

(*)Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)


==================================================================================================


                                   Common Stock                               Treasury Stock
                                --------------------  Paid-In    Retained   --------------------
                                  Shares   Amount     Capital    Earnings    Shares    Amount
--------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31,
   1999
                                  26,204       $262   $47,958    $249,653    (1,826)  ($37,296)

Net income                                                         21,833

Foreign currency translation
    adjustments


  Comprehensive income

Issuance of common stock
   for:
    Stock options                                      (1,096)                   28        878
    Stock compensation                                     (9)                    4        126

Cash dividends
    ($.05 per share)                                               (2,430)

----------------------------------------------------------------------------------------------
Balance at June 30, 2000          26,204       $262   $46,853    $269,056    (1,794)  ($36,292)
==============================================================================================

Balance at December 31,
   2000
                                  26,204       $262   $47,379    $297,625    (1,774)  ($35,664)

Net income                                                         20,810

Foreign currency
   translation adjustments

Unrealized loss on
   derivative instruments



  Comprehensive income

Issuance of common stock
   for:
    Stock options                                        (935)                   68      2,061
    Stock compensation                                   (262)                   66      2,180

Amortization of unearned
    deferred compensation

Cash dividends
  ($.05 per share)                                                 (2,454)

----------------------------------------------------------------------------------------------
Balance at June 30, 2001          26,204       $262   $46,182    $315,981    (1,640)  ($31,423)
==============================================================================================


==================================================================================================
                                                                       Accumulated
                                                      Unearned            Other
                                                      Deferred        Comprehensive
                                                    Compensation          Loss           Total
--------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 1999
                                                            $  -            ($13,050)  $ 247,527

Net income                                                                                21,833

Foreign currency translation
    adjustments                                                               (4,057)     (4,057)
                                                                                       ---------

  Comprehensive income                                                                    17,776

Issuance of common stock for:
    Stock options                                                                           (218)
    Stock compensation                                                                       117

Cash dividends
  ($.05 per share)                                                                        (2,430)

------------------------------------------------------------------------------------------------
Balance at June 30, 2000                                    $  -            ($17,107)  $ 262,772
================================================================================================

Balance at December 31, 2000
                                                            $  -            ($21,933)  $ 287,669

Net income                                                                                20,810

Foreign currency translation
    adjustments                                                               (3,953)     (3,953)

Unrealized loss on derivative
    instruments                                                                 (267)       (267)
                                                                                       ---------

  Comprehensive income                                                                    16,590

Issuance of common stock for:
    Stock options
    Stock compensation                                                                     1,126
                                                           (1,741)                           522

Amortization of unearned
    deferred compensation                                     218                            218

Cash dividends
  ($.05 per share)                                                                        (2,454)

------------------------------------------------------------------------------------------------
Balance at June 30, 2001                                  ($1,523)         ($26,153)   $ 303,326
================================================================================================


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date, other than December 31, 2000 and December 31, 1999, has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Impact of Pending Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.4 million ($.05 per share--diluted) per year. During 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets as recorded on January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

NOTE 2:  INVENTORIES


==========================================================================================================================
                                                                                            JUNE 30,        December 31,
                                                                                               2001                2000
--------------------------------------------------------------------------------------------------------------------------

 (in thousands)
Raw materials                                                                              $  41,066           $  46,671
Work-in-process                                                                               11,835               7,883
Finished goods                                                                               141,734             134,570
Perishable tooling and supplies                                                                7,155               7,312
------------------------------------------------------------------------------------------------------------------------
                                                                                             201,790             196,436
Excess of current standard costs over LIFO costs                                             (12,250)            (13,129)
Obsolescence and other reserves                                                               (6,790)             (7,976)
------------------------------------------------------------------------------------------------------------------------
    Net inventories                                                                        $ 182,750           $ 175,331
========================================================================================================================

NOTE 3:  PER SHARE INFORMATION
The following table sets forth the computation of basic and diluted earnings per share:


==============================================================================================================================
                                                                                Three Months Ended           Six Months Ended
                                                                                          June 30,                   June 30,
                                                                         -----------------------------------------------------
                                                                                2001          2000         2001          2000
------------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)
Numerator:
  Net income                                                                 $ 9,595      $ 12,474     $ 20,810      $ 21,833
=============================================================================================================================
Denominator:
  Denominator for basic earnings per share -- weighted
    average shares                                                            24,549        24,399       24,510        24,392
Effect of dilutive employee stock options                                        282           389          313           280
-----------------------------------------------------------------------------------------------------------------------------
  Denominator for dilutive earnings per share -- adjusted
    weighted average shares                                                   24,831        24,788       24,823        24,672
=============================================================================================================================
Basic earnings per share                                                      $  .39        $  .51       $  .85        $  .90
=============================================================================================================================
Diluted earnings per share                                                    $  .39        $  .50       $  .84        $  .88
=============================================================================================================================



NOTE 4: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION
The Company conducts its operations through two business segments--the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial and networking applications. These products are sold primarily through distributors. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold to Local Exchange Carriers ("LECs") either directly or through value-added resellers ("VARs") designated by the LECs.

The Company evaluates segment performance and allocates resources based on operating earnings before interest and income taxes.

Operating earnings of the two principal segments include all the ongoing costs of operations. Allocations to or from these business segments are not significant. With the exception of certain unallocated tax assets, substantially all the business assets are utilized by the business segments.

BUSINESS SEGMENT INFORMATION



=============================================================================================================================
                                                                                              CORPORATE &
SIX MONTHS ENDED JUNE 30, 2001                      ELECTRONICS         COMMUNICATIONS       ELIMINATIONS        CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                             $ 327,527              $ 171,216            $     -           $ 498,743
INTERSEGMENT REVENUES                                    3,850                  8,703            (12,553)                  -
OPERATING EARNINGS                                      37,612                  7,698             (4,640)             40,670
OTHER INCOME, NET                                        1,200                      -                  -               1,200
INTEREST EXPENSE                                             -                      -              9,668               9,668
INCOME BEFORE TAXES                                     38,812                  7,698            (14,308)             32,202
============================================================================================================================


==============================================================================================================================
                                                                                              Corporate &
Six Months Ended June 30, 2000                      Electronics         Communications       Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------------------

(in thousands)
Revenues                                             $ 374,398              $ 144,810            $     -           $ 519,208
Intersegment revenues                                    2,798                 14,328            (17,126)                  -
Operating earnings                                      42,510                  5,604             (3,631)             44,483
Other income, net                                            -                      -                  -                   -
Interest expense                                             -                      -              9,827               9,827
Income before taxes                                     42,510                  5,604            (13,458)             34,656
============================================================================================================================


==============================================================================================================================
                                                                                              CORPORATE &
THREE MONTHS ENDED JUNE 30, 2001                    ELECTRONICS         COMMUNICATIONS       ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)
REVENUES                                             $ 163,684               $ 83,231            $     -           $ 246,915
INTERSEGMENT REVENUES                                    1,583                  4,095             (5,678)                  -
OPERATING EARNINGS                                      18,988                  2,589             (1,993)             19,584
INTEREST EXPENSE                                             -                      -              4,888               4,888
INCOME BEFORE TAXES                                     18,988                  2,589             (6,881)             14,696
============================================================================================================================


==============================================================================================================================
                                                                                              Corporate &
Three Months Ended June 30, 2000                    Electronics         Communications       Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------------------

(in thousands)
Revenues                                             $ 198,536               $ 92,663            $     -           $ 291,199
Intersegment revenues                                    2,000                  7,154             (9,154)                  -
Operating earnings                                      24,480                  3,909             (3,280)             25,109
Interest expense                                             -                      -              5,309               5,309
Income before taxes                                     24,480                  3,909             (8,589)             19,800
============================================================================================================================

GEOGRAPHIC INFORMATION


==============================================================================================================================
                                 Three Months Ended June 30,                           Six Months Ended June 30,
                               2001                      2000                       2001                      2000
------------------------------------------------------------------------------------------------------------------------------
                                      PERCENT                    Percent                   PERCENT                    Percent
(in thousand,                              OF                         of                        OF                         of
except % data)          REVENUES     REVENUES      Revenues     Revenues     REVENUES     REVENUES     Revenues      Revenues
United States           $166,732          68%      $194,117          66%     $337,509          68%     $352,587           68%
Europe                    50,602          20%        62,753          22%      104,875          21%      101,173           19%
Rest of World             29,581          12%        34,329          12%       56,359          11%       65,448           13%

Total                   $246,915         100%      $291,199         100%     $498,743         100%     $519,208          100%
============================================================================================================================


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

NOTE 6: FINANCIAL RISK MANAGEMENT
The Company is exposed to various market risks such as changes in interest rates, currency exchange rates and commodity pricing. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. From time to time, the Company enters into various derivative transactions pursuant to the Company's policies regarding counterparty exposure and hedging practices. The terms of such instruments and the transactions to which they relate generally do not exceed 12 months. The Company does not hold or issue derivative instruments for trading purposes.

Raw materials used by the Company, primarily copper, are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. As part of its risk management strategy, the Company uses exchange-traded forward contracts to manage its exposure to changes in copper costs. Each contract obligates the Company to make or receive a payment equal to the net change in the value of the contract at its maturity. Due to the Company's limited derivative activity, the relatively short tenors of the derivative instruments and the anticipated impact of derivative valuation gains and losses on financial results, the Company has elected to treat the contracts executed to date as derivatives not designated as hedges. Gains and losses resulting from changes in the fair value of these instruments are recognized in operating income on a quarterly basis.

The fair value of these derivatives at June 30, 2001 was approximately $3.1 million. For the three- and six-month periods ended June 30, 2001, the Company recognized pre-tax net losses of $441 thousand ($.01 per share--diluted after tax) and $866 thousand ($.02 per share--diluted after tax), respectively, as the result of changes in the fair value of these derivatives.

NOTE 7:  RESTRICTED STOCK AWARDS
On February 14, 2001, the Company issued 66,000 restricted stock awards to a number of its key employees. Participants will receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date. This award has been accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the awards is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock. At the grant date, the Company recognized unearned deferred compensation of $1.7 million. Unearned deferred compensation is amortized to earnings over the three-year vesting period. For the three- and six-month periods ended June 30, 2001, the Company recognized compensation expense in the amounts of $145 thousand and $218 thousand, respectively, related to the restricted stock awards.

NOTE 8:  INCOME TAXES
For years beginning after December 31, 2000, the Company no longer records a provision for residual United States income tax on undistributed earnings generated by certain foreign subsidiaries since the Company does not anticipate the repatriation of such earnings to the United States within the foreseeable future. The Company did not record potential residual United States income taxes of $0.3 million ($.01 per share--diluted) on $3.5 million undistributed foreign earnings for the three months ended June 30, 2001 and $0.8 million ($.03 per share--diluted) on $7.2 million undistributed foreign earnings for the six months ended June 30, 2001.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three- and six-month periods ended June 30, 2001 are analyzed below:



==========================================================================================================================
THREE MONTHS ENDED JUNE 30, 2001                                                                  AMOUNT           RATE
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT RATE DATA)
PROVISION AT STATUTORY RATE                                                                      $ 5,143          35.00 %
STATE INCOME TAXES                                                                                   407           2.77 %
LOWER FOREIGN TAX RATES AND OTHER                                                                   (449)         (3.06)%
--------------------------------------------------------------------------------------------------------------------------
TOTAL TAX                                                                                        $ 5,101          34.71 %
==========================================================================================================================


==========================================================================================================================
SIX MONTHS ENDED JUNE 30, 2001                                                                    AMOUNT           RATE
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT RATE DATA)
PROVISION AT STATUTORY RATE                                                                      $11,270          35.00 %
STATE INCOME TAXES                                                                                   813           2.53 %
LOWER FOREIGN TAX RATES AND OTHER                                                                   (942)         (2.93)%
--------------------------------------------------------------------------------------------------------------------------
TOTAL TAX                                                                                        $11,141          34.60 %
==========================================================================================================================

NOTE 9:  LOSS CONTINGENCY
A VAR through which Belden is contractually obligated to supply its products for a major LEC has encountered financial difficulties. Until the financial viability of the VAR can be re-established, the Company will bill the LEC directly. Belden currently has an outstanding account receivable from the VAR in the amount of $8.4 million and is seeking full recovery.

NOTE 10:  LONG-TERM DEBT
The Company entered into a new credit agreement with a group of 7 banks on June 21, 2001 (as amended from time to time, the "New Credit Agreement"). The New Credit Agreement provides for an aggregate $150 million unsecured, variable-rate, revolving credit facility expiring in June 2004. The banks party to the New Credit Agreement can advance loans to the Company based on their respective commitments ("syndicated loans"). Syndicated loans accrue interest at the option of the Company at LIBOR plus 0.600% to 1.250%, or the higher of the prime rate or the federal funds rate plus 0.500%. The lead bank party to the New Credit Agreement can also advance loans to the Company up to an aggregate principal amount at any time outstanding not exceeding $15 million ("swing loans"). Swing loans accrue interest at the higher of the prime rate or the federal funds rate plus 0.500%. A facility fee of 0.150% to 0.500% per annum is charged on the aggregate $150 million credit. The Company paid an insignificant amount of origination fees on the New Credit Agreement. The facility includes certain covenants, including maintenance of a maximum leverage ratio, a minimum interest coverage ratio and minimum consolidated tangible net worth.

The New Credit Agreement replaces the $200 million credit agreement dated November 18, 1996 between the Company and a group of 7 banks that would have expired in November 2001 (the "Old Credit Agreement"). The Company cancelled the Old Credit Agreement on June 25, 2001.

Borrowings under the New Credit Agreement were $70 million at June 30, 2001 with a weighted average interest rate of 6.08%.

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

CONSOLIDATED OPERATING RESULTS
The following table sets forth information comparing consolidated operating results for the three- and six-month periods ended June 30, 2001 with the three- and six-month periods ended June 30, 2000.


=============================================================================================================================
                                                                         Three Months Ended                Six Months Ended
                                                                                   June 30,                        June 30,
                                                                -----------------------------    ----------------------------
                                                                       2001            2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------

(in thousands)
Revenues                                                           $246,915        $291,199          $498,743      $519,208
Gross profit                                                         47,234          57,681            96,543       104,551
Operating earnings                                                   19,584          25,109            40,670        44,483
Other income, net                                                         -               -            (1,200)            -
Interest expense                                                      4,888           5,309             9,668         9,827
Income before taxes                                                  14,696          19,800            32,202        34,656
Income before cumulative effect of change in
    accounting principle                                              9,595          12,474            21,061        21,833
Cumulative effect of change in accounting
    principle, net of tax benefit of $133                                 -               -              (251)            -
Net income                                                          $ 9,595         $12,474           $20,810       $21,833
=============================================================================================================================


BUSINESS SEGMENTS
The Company conducts its operations through two business segments--the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial, and networking applications. These products are sold chiefly through distribution. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold to Local Exchange Carriers ("LECs") either directly or through value-added resellers ("VARs") designated by the LECs.

The following table sets forth information comparing the Electronics segment operating results for the three- and six-month periods ended June 30, 2001 with the three- and six-month periods ended June 30, 2000.


============================================================================================================================
                                                                        Three Months Ended                Six Months Ended
                                                                                  June 30,                        June 30,
                                                                -----------------------------    ---------------------------
                                                                        2001          2000             2001           2000
----------------------------------------------------------------------------------------------------------------------------

(in thousands, except % data)
Net revenues(1)                                                     $163,684      $198,536          $327,527      $374,398
Operating earnings                                                    18,988        24,480            37,612        42,510
    As a percent of net revenues                                        11.6%         12.3%             11.5%         11.4%
============================================================================================================================

(1)  Net revenues are defined as total revenues less intersegment revenues.

The following table sets forth information comparing the Communications segment operating results for the three- and six-month periods ended June 30, 2001 with the three- and six-month periods ended June 30, 2000.


===========================================================================================================================
                                                                        Three Months Ended                Six Months Ended
                                                                                  June 30,                        June 30,
                                                                -----------------------------    --------------------------
                                                                        2001          2000             2001           2000
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Net revenues                                                        $ 83,231       $92,663          $171,216      $144,810
Operating earnings                                                     2,589         3,909             7,698         5,604
    As a percent of net revenues                                         3.1%          4.2%              4.5%          3.9%
===========================================================================================================================


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


RESULTS OF OPERATIONS--
THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Revenues
Revenues decreased 15.2% to $246.9 million in the three months ended June 30, 2001 from $291.2 million in the three months ended June 30, 2000 due to reduced sales volume and unfavorable currency translation on international revenues that were only partially offset by increased selling prices.

Decreased unit sales contributed approximately 14.7 percentage points of the period-over-period revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturn in the United States economy coupled with a slowing European economy.

Unfavorable foreign currency translation on international revenues accounted for
1.9 percentage points of the revenue decline. The euro, British pound, Australian dollar and Canadian dollar decreased from average exchange values of $0.94, $1.54, $0.59 and $0.68, respectively, in the second quarter of 2000 to $0.88, $1.42, $0.51 and $0.65, respectively, in the second quarter of 2001.

A modest net increase in product pricing offset the negative impact that sales volume and currency translation had on revenue comparisons by 1.2 percentage points. This increase in product pricing represented the current-quarter impact of sales price increases implemented on telecom, specialty electronics, broadcast and entertainment products in prior periods as well as the impact of higher average copper prices passed through to customers. These increases were partially offset by sales price reductions implemented on certain networking products in the second quarter of 2001.

Revenues in the United States, representing approximately 68% of the Company's total revenues for the three months ended June 30, 2001, declined by 14% compared to revenues for the same period in 2000. This decline was attributed primarily to a shortfall in sales of Electronics segment products. United States revenues generated from the sale of Electronics segment products during the second quarter of 2001 declined by 20% compared to revenues generated during the second quarter of 2000. Revenues generated in the United States from the sale of Communications segment products during the three months ended June 30, 2001 were down 3% compared to the same period in 2000.

Revenues in Europe represented approximately 20% of the Company's total revenues for the quarter ended June 30, 2001. European revenues decreased by 19% compared to revenues generated during the second quarter of 2000. Approximately two-thirds, or 12 percentage points, of this decline related to decreased local currency revenues generated on the sale of Communications segment products. Customer purchases throughout Europe, and primarily in the United Kingdom, on Communications segment products have been substantially reduced. Unfavorable currency translation accounted for approximately 4 percentage points of the decline. The remainder of the decline, approximately 3 percentage points, represented lower local currency revenues generated on the sale of Electronics segment products.

Revenues from the rest of the world, representing approximately 12% of the Company's total revenues for the three months ended June 30, 2001, declined by 14% from the same period in 2000. This decline represented lower demand in Canada and Latin America and unfavorable currency translation that was partially offset by increased revenues in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the three months ended June 30, 2001 with the three months ended June 30, 2000.


==============================================================================================================================
                                                                                                                 % Increase/
                                                                                                                  (Decrease)
                                                                                                               2001 Compared
Three Months Ended June 30,                                       2001                     2000                    With 2000
------------------------------------------------------------------------------------------------------------------------------

(in thousands, except % data)
Gross profit                                                   $47,234                  $57,681                     (18.1)%
  As a percent of revenues                                        19.1%                    19.8%
Operating earnings                                             $19,584                  $25,109                     (22.0)%
  As a percent of revenues                                         7.9%                     8.6%
Income before taxes                                            $14,696                  $19,800                     (25.8)%
  As a percent of revenues                                         6.0%                     6.8%
Net income                                                     $ 9,595                  $12,474                     (23.1)%
  As a percent of revenues                                         3.9%                     4.3%
=============================================================================================================================

Gross profit decreased 18.1% to $47.2 million in the three months ended June 30, 2001 from $57.7 million in the three months ended June 30, 2000 due primarily to lower sales volume. This decline was partially offset by both the current-quarter impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 0.7 percentage points from the prior year as the Company's currently lower-margin Communications segment represented a larger share of total operations in the second quarter of 2001 than it did in the second quarter of 2000.

Operating earnings decreased 22.0% to $19.6 million in the three months ended June 30, 2001 from $25.1 million in the three months ended June 30, 2000 due primarily to lower sales volumes. Selling, general and administrative expenses as a percentage of revenues were 11.0% for the three months ended June 30, 2001 and June 30, 2000. This expense control in light of reduced revenues reflects reduced spending throughout the organization. Operating earnings as a percent of revenues declined by 0.7 percentage points from the prior year.

Income before taxes decreased 25.8% to $14.7 million in the three months ended June 30, 2001 from $19.8 million in the three months ended June 30, 2000 due primarily to lower operating earnings that were partially offset by decreased interest expense. Interest expense decreased 7.9% to $4.9 million in the second quarter of 2001 from $5.3 million in the second quarter of 2000 despite higher interest rates due to lower average borrowings. Total average borrowings outstanding during the second quarter of 2001 and 2000 were $275 million and $323 million, respectively. The Company's average interest rate was 6.9% in the second quarter of 2001 compared to 6.4% in the second quarter of 2000.

The Company's effective tax rate was 34.7% and 37.0% for the three months ended June 30, 2001 and 2000, respectively. The decrease was due primarily to the Company's assessment under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes--Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Net income decreased 23.1% to $9.6 million in the three months ended June 30, 2001 from $12.5 million in the three months ended June 30, 2000 due mainly to lower income before taxes that was partially offset by the lower effective tax rate.

ELECTRONICS SEGMENT
Net revenues decreased 17.5% to $163.7 million for the quarter ended June 30, 2001 from $198.5 million for the quarter ended June 30, 2000. This decrease was due primarily to weaker demand for the Company's broadband, mini-coaxial cable, networking, specialty electronics and entertainment/OEM products resulting from the continued downturn in the United States economy coupled with a slowing European economy. Also contributing to this decrease was the negative effect of currency translation on international revenues. This decrease was partially offset by the current-quarter impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods as well as increased demand for the segment's fiber optic cable in the United States and certain broadband products in Asia.

Operating earnings decreased 22.4% to $19.0 million for the quarter ended June 30, 2001 from $24.5 million for the quarter ended June 30, 2000. As a percent of net revenues, operating earnings decreased to 11.6% for the second quarter of 2001 from 12.3% for the second quarter of 2000. These results reflected the lower unit volumes partially offset by the current-quarter impact of sales price increases on certain product lines in prior periods and the impact of reduced production period costs and selling, general and administrative expenses.

COMMUNICATIONS SEGMENT
The Communications segment recorded net revenues of $83.2 million for the quarter ended June 30, 2001, a 10.2% decrease from net revenues of $92.7 million for the quarter ended June 30, 2000 due principally to capital spending reductions by the major communications companies, particularly in the United Kingdom. Also contributing to this decrease was the negative effect of currency translation on international revenues. Partially offsetting this decrease was the impact of higher average copper prices passed through to customers.

Additional revenues provided in the current quarter from new LEC contracts awarded in prior periods were more than offset by a lack of significant purchases during the quarter by a major private label customer that is obligated under a "take-or-pay" contract to purchase an average of $15 million per quarter. Although the customer has indicated that additional purchases are unlikely due to weak market conditions, it has confirmed its intent to fulfill its take-or-pay obligations. The Company expects to receive minimum pre-tax compensation in the fourth quarter of 2001 of approximately $8.5 million and should be entitled to recover an additional $8 million to $10 million in further compensation according to the settlement terms of the contract. While the Company previously expected to resolve the compensation issues this year and continues working on an earlier settlement, it now appears the determination of the additional amount of compensation may be delayed until 2002.

Communications segment revenues were also lower than anticipated due to financial difficulties encountered by a VAR designated contractually by a major communications customer. The Company has discontinued selling to the VAR until the reseller obtains additional financing. However, the Company utilizes the VAR as a subcontractor to cut cable and assist the Company in shipping wire and cable to the customer. The Company has begun to bill the customer directly. The Company currently has an outstanding account receivable from the VAR in the amount of $8.4 million and is seeking full recovery.

Operating earnings decreased 33.3% to $2.6 million for the quarter ended June 30, 2001 from $3.9 million for the quarter ended June 30, 2000. Operating earnings as a percent of net revenues decreased to 3.1% in the quarter ended June 30, 2001 from 4.2% in the same period of 2000. These results reflected the segment's unfavorable leveraging of fixed costs over a lower revenue base.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Revenues
Revenues decreased 3.9% to $498.7 million in the six months ended June 30, 2001 from $519.2 million in the six months ended June 30, 2000 as reduced sales volume and unfavorable currency translation on international revenues were only partially offset by increased pricing and the impact of the Manchester acquisition.

Decreased unit sales contributed approximately 7.2 percentage points of the revenue decline. Excluding the impact of the Manchester acquisition, the Company experienced sales volume decreases in all of its product offerings due primarily to the downturn in the United States economy coupled with a slowing European economy.

Unfavorable foreign currency translation on international revenues accounted for
1.8 percentage points of the revenue decline. The euro, British pound, Australian dollar and Canadian dollar decreased from average exchange values of $0.96, $1.57, $0.61 and $0.68, respectively, in the first half of 2000 to $0.90,
$1.44, $0.52 and $0.65, respectively, in the first half of 2001.

A modest net increase in product pricing offset the negative impact that sales volume and currency translation had on revenue comparisons by 1.6 percentage points. This increase in product pricing represented the current-year net impact of sales price changes implemented in prior periods as well as the impact of higher average copper prices passed through to customers. These increases were partially offset by sales price reductions implemented on certain networking products in the second quarter of 2001.

The current-year impact of the Manchester acquisition, which occurred in the second quarter of 2000, also partially offset the negative impact that sales volume and currency translation had on revenue comparisons by approximately 3.5 percentage points.

Revenues in the United States, representing approximately 68% of the Company's total revenues for the six months ended June 30, 2001, declined by 4% compared to revenues for the same period in 2000. This decline was attributed primarily to a shortfall in sales of Electronics segment products. United States revenues generated from the sale of Electronics segment products during the first half of 2001 declined by 13% from revenues generated during the second quarter of 2000. Revenues generated in the United States from the sale of Communications segment products during the six months ended June 30, 2001 increased 13% compared to the same period in 2000.

Revenues in Europe represented approximately 21% of the Company's total revenues for the six months ended June 30 2001. European revenues increased by 4% compared to revenues generated during the first half of 2000 due primarily to the current-year impact of the Manchester acquisition in the second quarter of 2000. Absent the Manchester acquisition, European revenues for the first half of 2001 would have decreased by 9% compared to revenues for the same period in 2000. Unfavorable currency translation accounted for approximately 6 percentage points of the decline. The remainder of the decline, approximately 3 percentage points, represented lower local currency revenues generated on the sale of Electronics segment products.

Revenues from the rest of the world, representing approximately 11% of the Company's total revenues for the six months ended June 30, 2001, declined by 14% from the same period in 2000. This decline represented lower demand in Canada and Latin America and unfavorable currency translation that was partially offset by increased revenues in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the six months ended June 30, 2001 with the six months ended June 30, 2000.



==============================================================================================================================
                                                                                                                 % Increase/
                                                                                                                  (Decrease)
                                                                                                               2001 Compared
Six Months Ended June 30,                                         2001                     2000                    With 2000
------------------------------------------------------------------------------------------------------------------------------

(in thousands, except % data)
Gross profit                                                   $96,543                $ 104,551                        (7.7)%
  As a percent of revenues                                        19.4%                    20.1%
Operating earnings                                             $40,670                $  44,483                        (8.6)%
  As a percent of revenues                                         8.2%                     8.6%
Income before taxes                                            $32,202                $  34,656                        (7.1)%
  As a percent of revenues                                         6.5%                     6.7%
Net income                                                     $20,810                $  21,833                        (4.7)%
  As a percent of revenues                                         4.2%                     4.2%
==============================================================================================================================


Gross profit decreased 7.7% to $96.5 million in the six months ended June 30, 2001 from $104.6 million in the six months ended June 30, 2000 due primarily to lower sales volumes. This decline was partially offset by both the current-year impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 0.7 percentage point from the prior year as the Company's currently lower-margin Communications segment represented a much larger share of total operations in the first half of 2001 than it did in the first half of 2000 as a result of the Manchester acquisition in the second quarter of 2000.

Operating earnings decreased 8.6% to $40.7 million in the six months ended June 30, 2001 from $44.5 million in the six months ended June 30, 2000 due primarily to lower gross profit. Partially offsetting this decline was an improvement in selling, general and administrative expenses to 11.0% of revenues for the first half of 2001 from 11.4% of revenues for the first half of 2000. This performance reflects tighter spending controls throughout the organization. Operating earnings as a percent of revenues declined by 0.4 percentage points from the prior year due to the impact of the Company's currently lower-margin Communications segment.

Income before taxes decreased 7.1% to $32.2 million in the six months ended June 30, 2001 from $34.7 million in the six months ended June 30, 2000 due primarily to lower operating earnings that were only partially offset by the pre-tax gain of $1.2 million recognized on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001 and by decreased interest expense. Interest expense decreased 1.6% to $9.7 million in the first half of 2001 from $9.8 million in the first half of 2000 despite marginally higher interest rates due to lower average borrowings. Average debt outstanding during the first six months of 2001 and 2000 was $276 million and $308 million, respectively. The Company's average interest rate was 7.0% in the first half of 2001 compared to 6.5% in the first half of 2000.

The Company's effective tax rate was 34.6% and 37.0% for the six months ended June 30, 2001 and 2000, respectively. The decrease stemmed primarily from the Company's assessment under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes--Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, accordingly, no additional provision for United States taxes was made.

Net income decreased 4.7% to $20.8 million in the six months ended June 30, 2001 from $21.8 million in the six months ended June 30, 2000 due mainly to lower income before taxes and the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. This decline was partially offset by the lower effective tax rate.

ELECTRONICS SEGMENT
Net revenues decreased 12.5% to $327.5 million for the six months ended June 30, 2001 from $374.4 million for the six months ended June 30, 2000. This decrease was due primarily to weakening demand for the Company's broadband, networking, specialty electronics and entertainment/OEM products due to the downturn in the United States economy and the slowing European economy, the absence of a failed North American distributor from the networking and industrial markets during 2001 and the negative effect of currency translation on international revenues. This decrease was partially offset by the current-year impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and strong demand for the segment's fiber optic cable products.

Operating earnings decreased 11.5% to $37.6 million for the six months ended June 30, 2001 from $42.5 million for the six months ended June 30, 2000. As a percent of net revenues, operating earnings increased to 11.5% for the six months ended June 30, 2001 from 11.4% for the same period in 2000. These results reflected the current-year impact of sales price increases implemented on certain product lines in prior periods and a favorable leveraging of both production period costs and selling, general and administrative expenses.

COMMUNICATIONS SEGMENT
The Communications segment recorded net revenues of $171.2 million for the six months ended June 30, 2001, an 18.2% increase from net revenues of $144.8 million for the six months ended June 30, 2000. Approximately 60% of this increase represented volume gains, the majority of which resulted from the incremental contract business awarded to the Company by two United States LECs during the past 15 months. This volume increase was only partially offset by the lack of sales during the year to the private label customer under the "take-or-pay" contract and the discontinuance of sales to the financially troubled VAR during the second quarter of 2001. The remainder of the increase represented the current-year impact of the Manchester acquisition in the second quarter of 2000.

Operating earnings increased 37.4% to $7.7 million for the six months ended June 30, 2001 from $5.6 million for the six months ended June 30, 2000. Operating earnings as a percent of net revenues increased to 4.5% in the six months ended June 30, 2001 from 3.9% in the same period of 2000. These results reflected the positive impact of material cost reduction initiatives as well as the successful leveraging of fixed costs over an increased revenue base.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES
The Company entered into a new credit agreement with a group of 7 banks on June 21, 2001 (as amended from time to time, the "New Credit Agreement"). The New Credit Agreement provides for an aggregate $150 million unsecured, variable-rate, revolving credit facility expiring in June 2004. The New Credit Agreement contains affirmative and negative covenants, including maintenance of a maximum leverage ratio, a minimum interest coverage ratio and minimum consolidated tangible net worth.

The New Credit Agreement replaces the $200 million credit agreement dated November 18, 1996 between the Company and a group of 7 banks that would have expired in November 2001 (the "Old Credit Agreement"). The Company cancelled the Old Credit Agreement on June 25, 2001. At June 30, 2001, the Company had $70 million outstanding borrowings under the New Credit Agreement. At June 30, 2001, the Company also had unsecured, uncommitted arrangements with 8 banks under which it may borrow up to $107 million at prevailing interest rates. At June 30, 2001, the Company had $5 million outstanding borrowings under these arrangements.

The Company also had privately-placed debt of $200 million outstanding at June 30, 2001. Details regarding maturities and interests rates are shown below.


====================================================================================================================
Note Series                                        Principal Balance           Maturity Date          Interest Rate
--------------------------------------------------------------------------------------------------------------------
Senior Notes, Series 1997-A                          $75,000,000                 08/11/2009*                6.92%
Senior Notes, Series 1999-A                           64,000,000                 09/01/2004                 7.60%
Senior Notes, Series 1999-B                           44,000,000                 09/01/2006                 7.74%
Senior Notes, Series 1999-C                           17,000,000                 09/01/2009                 7.95%
====================================================================================================================

* The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

The Note Purchase Agreements for these private placements contain affirmative and negative covenants, including maintenance of minimum net worth and a maximum ratio of debt to total capitalization.

The Company expects that cash provided by operations and borrowings available under its credit agreements and other borrowing arrangements will provide it with sufficient liquidity to meet its operating needs, fund its normal dividends and fund anticipated capital expenditures.

During the six months ended June 30, 2001, the Company increased debt by $3 million as cash required to fund working capital investment exceeded cash provided by operations and certain other investing and financing activities. However, the Company's debt-to-total-capitalization ratio decreased from 48.7% at December 31, 2000 to 47.6% at June 30, 2001.

At June 30, 2001, short-term borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

WORKING CAPITAL
For the first six months in 2001, operating working capital (defined as current assets less current liabilities) increased $27 million. This increase resulted from higher inventories and lower current liabilities that were partially offset by lower accounts receivable. The higher inventory level occurred in the Communications segment due to lower-than-anticipated sales during the first six months of the year and the discontinuance of shipments to the VAR currently encountering financial difficulties. Current liabilities were substantially lower at June 30, 2001 than at December 31, 2000 due to reduced production. Accounts receivable were substantially lower due primarily to reduced sales volume.

CAPITAL EXPENDITURES
For the first six months in 2001, the Company had capital expenditures of $16.8 million, primarily for modernization and enhancement of machinery and equipment.


OUTLOOK

The level of earnings the Company expected to achieve in 2001 was based on an assumption that the United States economy would continue to enjoy moderate growth. However, the impact of the current economic slowdown in the United States has been more extensive than the Company had anticipated and we are now witnessing signs of a slowing European economy as well. The Company is not seeing signs that the downturns in either geographic market have run their course and we expect weak demand to continue for the remainder of the year. Based on the impact of a slower economy, particularly in North America, management believes that the Company's annual revenues will not reach or exceed last year's level. The lower revenues reflect reduced market demand in the North American operations of the Electronics segment and the Company's European communications business as well as no further 2001 sales to the Communications segment's private label customer under the "take-or-pay" contract. Beginning in the first quarter of 2001, Belden initiated several contingency plans related to reductions in expected demand. The Company is focusing on aggressive cost cutting and process improvements to mitigate the effect of reduced revenues and has also adjusted price levels based on competitive conditions. However, these actions will only partially offset the impact of the expected decline in demand on earnings. Management believes that the Company's net income will not reach or exceed last year's level. The Company projects that its earnings per share for 2001 will be in the range of $1.60 per share to $1.70 per share. This assumes the Company will receive only $8.5 million in compensation this year under the "take-or-pay" contract and it assumes no special provision for the collection of the receivable from the VAR currently encountering financial difficulties.


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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the general unsettled economic conditions (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); fulfillment by the customer of its "take-or-pay" contract noted above (or the timing or the amount the Company will receive under the "take-or-pay" contract noted above); the credit worthiness of the Company's customers; collection of the account receivable from the financially troubled VAR noted above (of which, there can be no assurance as to the collection of the account receivable); the Company's ability to continue to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including the Company's achieving cost-saving and profit improvement initiatives at its Communications operations); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers; general industry and market conditions and growth rates; and other factors noted elsewhere in the Company's 2000 Annual Report on Form 10-K and other Securities and Exchange Act filings.

                            PART II OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2001, the Company held its regular Annual Meeting of Stockholders ("Meeting"). The stockholders considered one proposal. The necessary majority approved the proposal.

         PROPOSAL 1:

         Election for a three-year term, three class II directors: Bernard G. Rethore, Lorne D. Bain and Arnold W. Donald. Messrs. Rethore, Bain and Donald have served on the Company's Board of Directors since 1997, 1993 and 2000, respectively. Mr. Rethore received 21,728,294 votes for his reelection and 521,316 votes were withheld. Mr. Bain received 21,728,502 votes for his election and 521,108 votes were withheld. Mr. Donald received 21,724,480 votes for his election and 525,130 votes were withheld.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
       Exhibit 10.1: Credit Agreement, dated as of June 21, 2001, among Belden Inc.; Wachovia Bank, N.A.; SunTrust Bank; Firstar Bank, N.A.; ING Bank N.V., Venlo Branch; Comerica Bank; The Northern Trust Company and The Industrial Bank of Japan, Limited

Reports on Form 8-K
         No Reports on Form 8-K were filed during the second quarter of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BELDEN INC.


Date:     August 1, 2001         By:   /s/ C. Baker Cunningham
                                       ---------------------------------------
                                       C. Baker Cunningham
                                       Chairman of the Board, President
                                            and Chief Executive Officer


Date:     August 1, 2001         By:   /s/ Paul Schlessman
                                       --------------------------------------
                                       Vice President, Finance
                                            and Chief Financial Officer