Form 10-Q
period 2001-09-30
BELDEN INC
filed 2001-11-13
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                 Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 9, 2001: 24,573,698 shares



Exhibit Index on Page 21                                            Page 1 of 22

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

==========================================================================================================================
                                                                                       SEPTEMBER 30,        December 31,
                                                                                               2001                2000
--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                               $ 12,341            $  7,396
    Receivables                                                                              104,011             156,195
    Inventories                                                                              162,924             175,331
    Deferred income taxes                                                                     11,735              12,535
    Other                                                                                      2,269               3,116
--------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                  293,280             354,573
Property, plant and equipment, less accumulated depreciation                                 351,166             345,060
Goodwill, less accumulated amortization                                                       74,644              80,552
Intangibles, less accumulated amortization                                                     8,246               9,636
Other assets                                                                                   5,310               5,947
--------------------------------------------------------------------------------------------------------------------------
                                                                                            $732,646            $795,768
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                                $ 82,338            $142,871
    Income taxes payable                                                                        (113)              4,352
--------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                              82,225             147,223
Long-term debt                                                                               257,173             272,630
Postretirement benefits other than pensions                                                   11,532              12,242
Deferred income taxes                                                                         58,521              61,049
Other long-term liabilities                                                                   13,737              14,955
Stockholders' equity:
    Preferred stock                                                                               -                   -
    Common stock                                                                                 262                 262
    Additional paid-in capital                                                                46,053              47,379
    Retained earnings                                                                        318,513             297,625
    Accumulated other comprehensive loss                                                     (22,881)            (21,933)
    Unearned deferred compensation                                                            (1,378)                 -
    Treasury stock                                                                           (31,111)            (35,664)
--------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                            309,458             287,669
--------------------------------------------------------------------------------------------------------------------------
                                                                                            $732,646            $795,768
==========================================================================================================================

See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

                                                                         Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                -----------------------------    ----------------------------
                                                                       2001            2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                                           $236,475        $306,257          $735,218      $825,465
Cost of sales                                                       194,408         247,162           596,608       661,819
-----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                     42,067          59,095           138,610       163,646
Selling, general and administrative expenses                         35,274          29,762            90,164        88,826
Amortization of goodwill                                                589             509             1,572         1,513
-----------------------------------------------------------------------------------------------------------------------------
    Operating earnings                                                6,204          28,824            46,874        73,307
Non-operating earnings                                                   -               -             (1,200)           -
Interest expense                                                      4,850           5,329            14,518        15,156
-----------------------------------------------------------------------------------------------------------------------------
    Income before taxes                                               1,354          23,495            33,556        58,151
Income tax (benefit)/expense                                         (2,407)          8,693             8,734        21,516
-----------------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of change in
       accounting principle                                           3,761          14,802            24,822        36,635
Cumulative effect of change in accounting principle, net of
    tax benefit of $133                                                  -               -               (251)           -
=============================================================================================================================
       Net income                                                   $ 3,761         $14,802           $24,571       $36,635
=============================================================================================================================
Earnings per share--basic                                           $   .15         $   .61           $  1.00       $  1.50
Earnings per share--diluted                                         $   .15         $   .60           $   .99       $  1.48
=============================================================================================================================
Dividends declared per share                                        $   .05         $   .05           $   .15       $   .15
=============================================================================================================================

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

==========================================================================================================================
Nine Months Ended September 30,                                                                  2001               2000
--------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:
    Net income                                                                               $ 24,571           $ 36,635
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                            25,199             23,326
       Amortization                                                                             4,631              4,582
       Deferred income taxes                                                                   (1,020)            14,700
       Cumulative effect of change in accounting principle                                        251                 -
       Gain on business divestiture                                                            (1,200)                -
       Other, net                                                                                 363                 -
       Changes in operating assets and liabilities(*):
          Receivables                                                                          46,082             (5,408)
          Inventories                                                                          13,505            (22,985)
          Accounts payable and accrued liabilities                                            (56,094)           (23,677)
          Income taxes payable                                                                 (4,669)             8,404
          Other assets and liabilities, net                                                       816             (5,130)
--------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                        52,435             30,447
Cash flows from investing activities:
    Capital expenditures                                                                      (30,682)           (24,071)
    Cash paid for acquired businesses                                                              -             (15,485)
    Proceeds from business divestiture                                                          1,400                 -
    Proceeds from sale of property, plant and equipment                                            20               858
--------------------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                                          (29,262)           (38,698)
Cash flows from financing activities:
    Net borrowings/(payments) under long-term credit facility and credit
          agreements                                                                          (15,962)            19,791
    Proceeds from the exercise of stock options                                                 1,306                649
    Cash dividends paid                                                                        (3,669)            (3,658)
--------------------------------------------------------------------------------------------------------------------------
              Net cash provided by/(used for) financing activities                            (18,325)            16,782
Effect of exchange rate changes on cash and cash equivalents                                       97               (224)
--------------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                                                4,945              8,307
Cash and cash equivalents, beginning of period                                                  7,396              3,874
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $ 12,341           $ 12,181
==========================================================================================================================
Supplemental cash flow information:
    Income taxes paid, net of refunds                                                        $ 13,968           $  2,258
    Interest paid, net of amount capitalized                                                   17,631             19,162
==========================================================================================================================

See accompanying notes.

(*)Net of the effects of exchange rate changes, acquired businesses, and discontinued operations.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

===================================================================================================================================
                                                                                                            Accumulated
                              Common Stock                              Treasury Stock       Unearned          Other
                             ---------------    Paid-In    Retained   ------------------     Deferred      Comprehensive
                             Shares   Amount    Capital    Earnings    Shares    Amount    Compensation        Loss        Total
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31,
    1999                     26,204      $262   $47,958    $249,653    (1,826)  ($37,296)        $  -        ($13,050)   $247,527

Net income                                                   36,635                                                        36,635

Foreign currency
    translation adjustments                                                                                    (7,180)     (7,180)
                                                                                                                         ----------

    Comprehensive income                                                                                                   29,455

Issuance of common stock
  for:
    Stock options                                  (493)                   36      1,142                                      649
    Stock compensation                               75                     4        126                                      201

Cash dividends
    ($.05 per share)                                         (3,650)                                                       (3,650)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30,
    2000                     26,204      $262   $47,540    $282,638    (1,786)  ($36,028)        $  -        ($20,230)   $274,182
===================================================================================================================================

Balance at December 31,
    2000                     26,204      $262   $47,379    $297,625    (1,774)  ($35,664)        $  -        ($21,933)   $287,669

Net income                                                   24,571                                                        24,571

Foreign currency
    translation adjustments                                                                                      (692)       (692)

Unrealized loss on
    derivative instruments                                                                                       (256)       (256)
                                                                                                                         ----------

    Comprehensive income                                                                                                   23,623

Issuance of common stock
  for:
    Stock options                                (1,064)                   78      2,373                                    1,309
    Stock compensation                             (262)                   66      2,180        (1,741)                       177

Amortization of unearned
    deferred compensation                                                                          363                        363

Cash dividends
    ($.05 per share)                                         (3,683)                                                       (3,683)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30,
    2001                     26,204      $262   $46,053    $318,513    (1,630)  ($31,111)      ($1,378)      ($22,881)   $309,458
===================================================================================================================================

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

NOTE 2:  INVENTORIES

==========================================================================================================================
                                                                                       SEPTEMBER 30,        December 31,
                                                                                               2001                2000
--------------------------------------------------------------------------------------------------------------------------
(in thousands)
Raw materials                                                                               $ 40,170            $ 46,671
Work-in-process                                                                                9,836               7,883
Finished goods                                                                               123,981             134,570
Perishable tooling and supplies                                                                7,430               7,312
--------------------------------------------------------------------------------------------------------------------------
                                                                                             181,417             196,436
Excess of current standard costs over LIFO costs                                             (12,106)            (13,129)
Obsolescence and other reserves                                                               (6,387)             (7,976)
--------------------------------------------------------------------------------------------------------------------------
    Net inventories                                                                        $ 162,924           $ 175,331
==========================================================================================================================

NOTE 3:  PER SHARE INFORMATION
The following table sets forth the computation of basic and diluted earnings per share:

==============================================================================================================================
                                                                                Three Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                         -------------------------- --------------------------
                                                                                2001          2000         2001          2000
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Numerator:
    Net income                                                               $ 3,761      $ 14,802     $ 24,571      $ 36,635
------------------------------------------------------------------------------------------------------------------------------
Denominator:
    Denominator for earnings per share--basic
        weighted average shares                                               24,571        24,413       24,530        24,399
Effect of dilutive employee stock options                                        263           310          297           290
------------------------------------------------------------------------------------------------------------------------------
    Denominator for earnings per share--diluted
       adjusted weighted average shares                                       24,834        24,723       24,827        24,689
==============================================================================================================================
Earnings per share--basic                                                    $   .15      $    .61     $   1.00      $   1.50
==============================================================================================================================
Earnings per share--diluted                                                  $   .15      $    .60     $    .99      $   1.48
==============================================================================================================================

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

BUSINESS SEGMENT INFORMATION

==============================================================================================================================
NINE MONTHS ENDED                                                                             CORPORATE &
SEPTEMBER 30, 2001                                  ELECTRONICS         COMMUNICATIONS       ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                              $475,100               $260,118            $    -             $735,218
INTERSEGMENT REVENUES                                    5,753                 11,727            (17,480)                 -
OPERATING EARNINGS                                      51,262                  1,562             (5,950)             46,874
OTHER INCOME, NET                                        1,200                      -                  -               1,200
INTEREST EXPENSE                                             -                      -             14,518              14,518
INCOME BEFORE TAXES                                     52,462                  1,562            (20,468)             33,556
==============================================================================================================================

==============================================================================================================================
Nine Months Ended                                                                             Corporate &
September 30, 2000                                  Electronics         Communications       Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                             $ 573,359              $ 252,106            $    -            $ 825,465
Intersegment revenues                                    4,793                 22,924            (27,717)                 -
Operating earnings                                      67,440                 11,996             (6,129)             73,307
Other income, net                                           -                      -                  -                   -
Interest expense                                            -                      -              15,156              15,156
Income before taxes                                     67,440                 11,996            (21,285)             58,151
==============================================================================================================================


==============================================================================================================================
THREE MONTHS ENDED                                                                            CORPORATE &
SEPTEMBER 30, 2001                                  ELECTRONICS         COMMUNICATIONS       ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES                                              $147,573                $88,902             $   -             $236,475
INTERSEGMENT REVENUES                                    1,903                  3,024             (4,927)                 -
OPERATING EARNINGS                                      13,650                 (6,136)            (1,310)              6,204
INTEREST EXPENSE                                            -                      -               4,850               4,850
INCOME BEFORE TAXES                                     13,650                 (6,136)            (6,160)              1,354
==============================================================================================================================


==============================================================================================================================
Three Months Ended                                                                            Corporate &
September 30, 2000                                  Electronics         Communications       Eliminations        Consolidated
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                             $ 198,962              $ 107,295            $    -            $ 306,257
Intersegment revenues                                    1,994                  8,597            (10,591)                  -
Operating earnings                                      24,930                  6,392             (2,498)             28,824
Interest expense                                            -                      -               5,329               5,329
Income before taxes                                     24,930                  6,392             (7,827)             23,495
==============================================================================================================================

GEOGRAPHIC INFORMATION

==============================================================================================================================
                              Three Months Ended September 30,                      Nine Months Ended September 30,
                               2001                      2000                       2001                      2000
------------------------------------------------------------------------------------------------------------------------------
(in thousand,                       PERCENT OF                  Percent                  PERCENT OF                  Percent
except % data)          REVENUES     REVENUES     Revenues    of Revenues    REVENUES     REVENUES     Revenues    of Revenues
United States           $159,406          68%     $ 210,658          69%     $496,915          68%    $ 563,245           68%
Europe                    45,611          19%        62,528          20%      150,485          20%      163,701           20%
Rest of World             31,458          13%        33,071          11%       87,818          12%       98,519           12%

Total                   $236,475         100%     $ 306,257         100%     $735,218         100%    $ 825,465          100%
==============================================================================================================================

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

Raw materials used by the Company, primarily copper, are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. As part of its risk management strategy, the Company sometimes uses exchange-traded forward contracts to manage its exposure to changes in copper costs. Each contract obligates the Company to make or receive a payment equal to the net change in the value of the contract at its maturity. Due to the Company's limited derivative activity, the relatively short tenors of the derivative instruments and the anticipated impact of derivative valuation gains and losses on financial results, the Company has elected to treat the contracts executed to date as derivatives not designated as hedges. Gains and losses resulting from changes in the fair value of these instruments are recognized in operating income on a quarterly basis.

At September 30, 2001, the Company held no outstanding derivative instruments. For the nine-month period ended September 30, 2001, the Company recognized a pre-tax net loss of $866 thousand ($.02 per share--diluted after tax) as the result of changes in the fair value of derivatives used during that period.

NOTE 7:  RESTRICTED STOCK AWARDS
On February 14, 2001, the Company issued 66,000 restricted stock awards to a number of its key employees. Participants will receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date. This award has been accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the awards is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock. At the grant date, the Company recognized unearned deferred compensation of $1.7 million. Unearned deferred compensation is amortized to earnings over the three-year vesting period. For the three- and nine-month periods ended September 30, 2001, the Company recognized compensation expense in the amounts of $145 thousand and $367 thousand, respectively, related to the restricted stock awards.

NOTE 8:  INCOME TAXES
The net tax benefit of $2.4 million for the three months ended September 30, 2001 and the net tax expense of $8.7 million for the nine months ended September 30, 2001 reflect the favorable resolution of a prior-period tax contingency of $2.3 million and a reduction in the effective annual income tax rate from 34.7% to 32.8%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pre-tax earnings amount--$33.6 million for the nine months ended September 30, 2001 compared to $58.2 million for the nine months ended September 30, 2000.

For years beginning after December 31, 2000, the Company no longer records a provision for residual United States income tax on undistributed earnings generated by certain foreign subsidiaries since the

Company does not anticipate the repatriation of such earnings to the United States within the foreseeable future. The Company did not record potential residual United States income taxes of $0.4 million ($.02 per share--diluted) on $2.5 million of undistributed foreign earnings for the three months ended September 30, 2001 and $1.2 million ($.05 per share--diluted) on $9.7 million of undistributed foreign earnings for the nine months ended September 30, 2001.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three- and nine-month periods ended September 30, 2001 are analyzed below:

==========================================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2001                                                             AMOUNT           RATE
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT RATE DATA)
PROVISION AT STATUTORY RATE                                                                      $   474          35.00 %
STATE INCOME TAXES                                                                                  (144)        (10.60)%
LOWER FOREIGN TAX RATES AND OTHER                                                                   (466)        (34.40)%
FAVORABLE RESOLUTION OF PRIOR-PERIOD TAX CONTINGENCY                                              (2,271)       (167.80)%
--------------------------------------------------------------------------------------------------------------------------
TOTAL TAX BENEFIT                                                                                $(2,407)       (177.80)%
==========================================================================================================================


==========================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2001                                                              AMOUNT           RATE
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT RATE DATA)
PROVISION AT STATUTORY RATE                                                                     $ 11,745          35.00 %
STATE INCOME TAXES                                                                                   669           2.00 %
LOWER FOREIGN TAX RATES AND OTHER                                                                 (1,409)         (4.20)%
FAVORABLE RESOLUTION OF PRIOR-PERIOD TAX CONTINGENCY                                              (2,271)         (6.80)%
--------------------------------------------------------------------------------------------------------------------------
TOTAL TAX EXPENSE                                                                               $  8,734          26.00 %
==========================================================================================================================

NOTE 9:  LONG-TERM DEBT
The Company entered into a new credit agreement with a group of 7 banks on June 21, 2001 (as amended from time to time, the "New Credit Agreement"). The New Credit Agreement provides for an aggregate $150 million unsecured, variable-rate, revolving credit facility expiring in June 2004. The banks party to the New Credit Agreement can advance loans to the Company based on their respective commitments ("syndicated loans"). Syndicated loans accrue interest at the option of the Company at LIBOR plus 0.600% to 1.250%, or the higher of the prime rate or the federal funds rate plus 0.500%. The lead bank party to the New Credit Agreement can also advance loans to the Company up to an aggregate principal amount at any time outstanding not exceeding $15 million ("swing loans"). Swing loans accrue interest at the higher of the prime rate or the federal funds rate plus 0.500%. A facility fee of 0.150% to 0.500% per annum is charged on the aggregate $150 million credit. The Company paid an insignificant amount of origination fees on the New Credit Agreement. The facility includes certain covenants, including maintenance of a maximum leverage ratio, a minimum interest coverage ratio and minimum consolidated tangible net worth.

The New Credit Agreement replaces the $200 million credit agreement dated November 18, 1996 between the Company and a group of 7 banks that would have expired in November 2001 (the "Old Credit Agreement"). The Company cancelled the Old Credit Agreement on June 25, 2001.

Borrowings under the New Credit Agreement were $46 million at September 30, 2001 with a weighted average interest rate of 5.73%.

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

CONSOLIDATED OPERATING RESULTS
The following table sets forth information comparing consolidated operating results for the three- and nine-month periods ended September 30, 2001 to the three- and nine-month periods ended September 30, 2000.

=============================================================================================================================
                                                                         Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                -----------------------------    ----------------------------
                                                                       2001            2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                                           $236,475        $306,257          $735,218      $825,465
Gross profit                                                         42,067          59,095           138,610       163,646
Operating earnings                                                    6,204          28,824            46,874        73,307
Non-operating earnings                                                   -               -             (1,200)           -
Interest expense                                                      4,850           5,329            14,518        15,156
Income before taxes                                                   1,354          23,495            33,556        58,151
Income before cumulative effect of change in
    accounting principle                                              3,761          14,802            24,822        36,635
Cumulative effect of change in accounting principle, net of
    tax benefit of $133                                                  -               -               (251)           -
Net income                                                         $  3,761        $ 14,802          $ 24,571      $ 36,635
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

The following table sets forth information comparing the Electronics segment operating results for the three- and nine-month periods ended September 30, 2001 to the three- and nine-month periods ended September 30, 2000.

=============================================================================================================================
                                                                        Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                -----------------------------    ----------------------------
                                                                        2001          2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Net revenues(1)                                                    $147,573       $198,962          $475,100      $573,359
Operating earnings                                                   13,650         24,930            51,262        67,440
    As a percent of net revenues                                        9.2%          12.5%             10.8%         11.8%
=============================================================================================================================

(1)  Net revenues are defined as total revenues less intersegment revenues.

The following table sets forth information comparing the Communications segment operating results for the three- and nine-month periods ended September 30, 2001 to the three- and nine-month periods ended September 30, 2000.

=============================================================================================================================
                                                                        Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                -----------------------------    ----------------------------
                                                                       2001           2000             2001           2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Net revenues                                                        $88,902       $107,295          $260,118      $252,106
Operating (loss)/earnings                                            (6,136)         6,392             1,562        11,996
    As a percent of net revenues                                       (6.9)%          6.0%              0.6%          4.8%
=============================================================================================================================

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

RESULTS OF OPERATIONS--
THREE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues
Revenues decreased 22.7% to $236.5 million in the three months ended September 30, 2001 from $306.3 million in the three months ended September 30, 2000 due to reduced sales volume and unfavorable currency translation on international revenues that were only partially offset by increased selling prices.

Decreased unit sales contributed approximately 22.1 percentage points of the revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturn in the United States economy coupled with a slowing European economy and the lack of purchases during the quarter by a major private-label customer that is obligated under a "take-or-pay" contract to purchase an average of $15 million per quarter.

Unfavorable foreign currency translation on international revenues accounted for
0.8 percentage points of the revenue decline. The euro, British pound, Australian dollar and Canadian dollar decreased from average exchange values of $0.91, $1.48, $0.58 and $0.68, respectively, in the third quarter of 2000 to $0.89, $1.43, $0.52 and $0.65, respectively, in the third quarter of 2001.

A modest net increase in product pricing offset the negative impact that sales volume and currency translation had on revenue comparisons by 0.2 percentage points. This increase in product pricing represented the current-quarter impact of sales price increases implemented on telecom, specialty electronics, broadcast and entertainment products in prior periods as well as the impact of higher average copper prices passed through to customers. These increases were partially offset by the current-quarter impact of sales price reductions implemented on certain networking products in prior periods.

Revenues in the United States, representing approximately 68% of the Company's total revenues for the three months ended September 30, 2001, declined by 24% compared to revenues for the same period in 2000. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the third quarter of 2001 declined by 32% compared to revenues generated during the third quarter of 2000. Revenues generated in the United States from the sale of Communications segment products during the three months ended September 30, 2001 were down 13% compared to the same period in 2000.

Revenues in Europe represented approximately 19% of the Company's total revenues for the quarter ended September 30, 2001. European revenues decreased by 27% compared to revenues generated during the third quarter of 2000. Approximately 13 percentage points, represented lower local currency revenues generated on the sale of Electronics segment products. Approximately 11 percentage points of this decline related to decreased local currency revenues generated on the sale of Communications segment products. Customer purchases throughout Europe, and primarily in the United Kingdom, on Communications segment products have been substantially reduced. Unfavorable currency translation accounted for approximately 3 percentage points of the decline.

Revenues from the rest of the world, representing approximately 13% of the Company's total revenues for the three months ended September 30, 2001, declined by 5% from the same period in 2000. This decline represented lower demand in Canada, Latin America and the Asia/Pacific markets and unfavorable currency translation.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the three months ended September 30, 2001 to the three months ended September 30, 2000.

=============================================================================================================================
                                                                                                       % Increase/(Decrease)
                                                                                                               2001 Compared
Three Months Ended September 30,                           2001                    2000                            With 2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                            $42,067                 $59,095                             (28.8)%
  As a percent of revenues                                 17.8%                   19.3%
Operating earnings                                      $ 6,204                 $28,824                             (78.5)%
  As a percent of revenues                                  2.6%                    9.4%
Income before taxes                                     $ 1,354                 $23,495                             (94.2)%
  As a percent of revenues                                  0.6%                    7.7%
Net income                                              $ 3,761                 $14,802                             (74.6)%
  As a percent of revenues                                  1.6%                    4.8%
=============================================================================================================================

Gross profit decreased 28.8% to $42.1 million in the three months ended September 30, 2001 from $59.1 million in the three months ended September 30, 2000 due primarily to lower sales volume. This decline was partially offset by both the current-quarter impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 1.5 percentage points from the prior year as the Company's currently lower-margin Communications segment represented a larger share of total operations in the third quarter of 2001 than it did in the third quarter of 2000.

Operating earnings decreased 78.5% to $6.2 million in the three months ended September 30, 2001 from $28.8 million in the three months ended September 30, 2000 due primarily to lower sales volumes and the Company's decision to fully reserve for an $8.4 million doubtful account receivable from a VAR that filed for bankruptcy. Excluding the $8.4 million expense related to the doubtful account receivable, selling, general and administrative expenses as a percentage of revenues were 11.4% for the three months ended September 30, 2001 compared to 9.9% for the three months ended September 30, 2000. Operating earnings as a percent of revenues declined by 6.8 percentage points from the prior year.

Income before taxes decreased 94.2% to $1.4 million in the three months ended September 30, 2001 from $23.5 million in the three months ended September 30, 2000 due primarily to lower operating earnings that were partially offset by decreased interest expense. Interest expense decreased 9.0% to $4.9 million in the third quarter of 2001 from $5.3 million in the third quarter of 2000 despite marginally higher interest rates due to lower average borrowings. Total average borrowings outstanding during the third quarter of 2001 and 2000 were $265 million and $311 million, respectively. The Company's average interest rate was 7.08% in the third quarter of 2001 compared to 7.05% in the third quarter of 2000.

The net tax benefit of $2.4 million for the third quarter of 2001 reflected the favorable resolution of a prior-period tax contingency of $2.3 million and a reduction in the effective annual income tax rate from 34.7% to 32.8%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller nine-month pre-tax earnings amount ($33.6 million in 2001 compared to $58.2 million in 2000). In addition, in the first quarter of 2001, the Company assessed under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes--Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Net income decreased 74.6% to $3.8 million in the three months ended September 30, 2001 from $14.8 million in the three months ended September 30, 2000 due mainly to lower income before taxes that was partially offset by the lower effective tax rate.

ELECTRONICS SEGMENT
Net revenues decreased 25.8% to $147.6 million for the quarter ended September 30, 2001 from $199.0 million for the quarter ended September 30, 2000. This decrease was due primarily to weaker demand for the Company's broadband, mini-coaxial cable, networking, specialty electronics and entertainment/OEM products resulting from the continued downturn in the United States and European economies. Also contributing to this decrease was the negative effect of currency translation on international revenues. This decrease was partially offset by the current-quarter impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods as well as increased demand for the segment's broadband products in Asia.

Operating earnings decreased 45.2% to $13.7 million for the quarter ended September 30, 2001 from $24.9 million for the quarter ended September 30, 2000. As a percent of net revenues, operating earnings decreased to 9.2% for the third quarter of 2001 from 12.5% for the third quarter of 2000. These results reflected the lower unit volumes partially offset by the current-quarter impact of sales price increases on certain product lines in prior periods and the impact of reduced production period costs and selling, general and administrative expenses.

COMMUNICATIONS SEGMENT
The Communications segment recorded net revenues of $88.9 million for the quarter ended September 30, 2001, a 17.1% decrease from net revenues of $107.3 million for the quarter ended September 30, 2000, due principally to capital spending reductions by the major communications companies, particularly in the United Kingdom, and the lack of sales during the quarter to the major private-label customer. Although the customer has indicated that additional purchases are unlikely due to weak market conditions, it has confirmed its intent to fulfill its take-or-pay obligations. The Company expects to recognize minimum pre-tax compensation in the fourth quarter of 2001 of approximately $8.5 million and should be entitled to recover an additional $8 million to $10 million in further compensation according to the settlement terms of the contract during 2002. While the Company previously expected to resolve the compensation issues this year and continues working on an earlier settlement, it now appears receipt of the compensation may be delayed until 2002. Also contributing to the revenue decrease was the negative effect of currency translation on international revenues. These negative factors were partially offset by additional revenues provided in the current quarter from new LEC contracts awarded in prior periods.

Operating earnings decreased 196.0% to a loss of $6.1 million for the quarter ended September 30, 2001 from a profit of $6.4 million for the quarter ended September 30, 2000. Operating earnings as a percent of net revenues decreased to a loss of 6.9% in the quarter ended September 30, 2001 from 6.0% in the same period of 2000. These results reflected the segment's unfavorable leveraging of fixed costs over a lower revenue base and the Company's decision to fully reserve for an $8.4 million doubtful account receivable from a VAR that filed for bankruptcy.

RESULTS OF OPERATIONS--
NINE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues
Revenues decreased 10.9% to $735.2 million in the nine months ended September 30, 2001 from $825.5 million in the nine months ended September 30, 2000 as reduced sales volume and unfavorable currency translation on international revenues were only partially offset by increased pricing and the impact of the Manchester acquisition.

Decreased unit sales contributed approximately 12.8 percentage points of the revenue decline. Excluding the impact of the Manchester acquisition, the Company experienced sales volume decreases in all of its product offerings due primarily to the downturn in both the United States and European economies and the lack of significant purchases during the year by the major private-label customer that is obligated under a "take-or-pay" contract to purchase an average of $15 million per quarter.

Unfavorable foreign currency translation on international revenues accounted for
1.4 percentage points of the revenue decline. The euro, British pound, Australian dollar and Canadian dollar decreased from average exchange values of $0.94, $1.54, $0.60 and $0.68, respectively, in the first nine months of 2000 to $0.90, $1.44, $0.52 and $0.65, respectively, in the first nine months of 2001.

A modest net increase in product pricing offset the negative impact that sales volume and currency translation had on revenue comparisons by 1.1 percentage points. This increase in product pricing represented the current-year net impact of sales price changes implemented in prior periods as well as the impact of higher average copper prices passed through to customers. These increases were partially offset by sales price reductions implemented on certain networking products in 2001.

The current-year impact of the Manchester acquisition, which occurred in the second quarter of 2000, also partially offset the negative impact that sales volume and currency translation had on revenue comparisons by approximately 2.2 percentage points.

Revenues in the United States, representing approximately 68% of the Company's total revenues for the nine months ended September 30, 2001, declined by 12% compared to revenues for the same period in 2000. This decline was attributed primarily to a shortfall in sales of Electronics segment products. United States revenues generated from the sale of Electronics segment products during the first nine months of 2001 declined by 20% from revenues generated during the first nine months of 2000. Revenues generated in the United States from the sale of Communications segment products during the nine months ended September 30, 2001 increased 3% compared to the same period in 2000.

Revenues in Europe represented approximately 20% of the Company's total revenues for the nine months ended September 30 2001. European revenues decreased by 8% compared to revenues generated during the first nine months of 2000. Absent the Manchester acquisition, European revenues for the first nine months of 2001 would have decreased by 14% compared to revenues for the same period in 2000. Unfavorable currency translation accounted for approximately 5 percentage points of the decline. The remainder of the decline, approximately 9 percentage points, represented lower local currency revenues generated on the sale of Electronics segment products.

Revenues from the rest of the world, representing approximately 12% of the Company's total revenues for the nine months ended September 30, 2001, declined by 11% from the same period in 2000. This decline represented lower demand in Canada and Latin America and unfavorable currency translation that was partially offset by increased revenues in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

==============================================================================================================================
                                                                                                       % Increase/(Decrease)
                                                                                                               2001 Compared
Nine Months Ended September 30,                               2001                  2000                           With 2000
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                             $ 138,610             $ 163,646                          (15.3)%
  As a percent of revenues                                    18.9%                 19.8%
Operating earnings                                        $ 46,874              $ 73,307                          (36.1)%
  As a percent of revenues                                     6.4%                  8.9%
Income before taxes                                       $ 33,556              $ 58,151                          (42.3)%
  As a percent of revenues                                     4.6%                  7.0%
Net income                                                $ 24,571              $ 36,635                          (32.9)%
  As a percent of revenues                                     3.3%                  4.4%
==============================================================================================================================

Gross profit decreased 15.3% to $138.6 million in the nine months ended September 30, 2001 from $163.6 million in the nine months ended September 30, 2000 due primarily to lower sales volumes. This decline was partially offset by both the current-year impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 0.9 percentage points from the prior year as the Company's currently lower-margin Communications segment represented a larger share of total operations in the first nine months of 2001 than it did in the first nine months of 2000 as a result of the Manchester acquisition in the second quarter of 2000.

Operating earnings decreased 36.1% to $46.9 million in the nine months ended September 30, 2001 from $73.3 million in the nine months ended September 30, 2000 due primarily to lower gross profit and the Company's decision to fully reserve for an $8.4 million doubtful account receivable from a financially troubled VAR. Selling, general and administrative expenses increased to 12.3% of revenues for the first nine months of 2001 from 10.9% of revenues for the first nine months of 2000 due to this doubtful account. Operating earnings as a percent of revenues declined by 2.5 percentage points from the prior year due to the impact of the Company's currently lower-margin Communications segment.

Income before taxes decreased 42.3% to $33.6 million in the nine months ended September 30, 2001 from $58.2 million in the nine months ended September 30, 2000 due primarily to lower operating earnings that were only partially offset by the pre-tax gain of $1.2 million recognized on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001 and by decreased interest expense. Interest expense decreased 4.2% to $14.5 million in the first nine months of 2001 from $15.2 million in the first nine months of 2000 despite marginally higher interest rates due to lower average borrowings. Average debt outstanding during the first nine months of 2001 and 2000 was $272 million and $309 million, respectively. The Company's average interest rate was 7.03% in the first nine months of 2001 compared to 6.65% in the first nine months of 2000.

The net tax expense of $8.7 million for the nine months ended September 30, 2001 reflected the favorable resolution of a prior-period tax contingency of $2.3 million and a reduction in the effective annual income tax rate from 34.7% to 32.8%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pre-tax earnings amount ($33.6 million in 2001 compared to $58.2 million in 2000). In addition, in the first quarter of 2001, the Company assessed under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes--Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Net income decreased 32.9% to $24.6 million in the nine months ended September 30, 2001 from $36.6 million in the nine months ended September 30, 2000 due mainly to lower income before taxes and the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. This decline was partially offset by the lower effective tax rate.

ELECTRONICS SEGMENT
Net revenues decreased 17.1% to $475.1 million for the nine months ended September 30, 2001 from $573.4 million for the nine months ended September 30, 2000. This decrease was due primarily to weakening demand for the Company's broadband, networking, specialty electronics and entertainment/OEM products due to the downturn in the both the United States and European economies and the negative effect of currency translation on international revenues. This decrease was partially offset by the current-year impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and strong demand for the segment's broadband products in the Asia/Pacific markets.

Operating earnings decreased 24.0% to $51.3 million for the nine months ended September 30, 2001 from $67.4 million for the nine months ended September 30, 2000. As a percent of net revenues, operating earnings decreased to 10.8% for the nine months ended September 30, 2001 from 11.8% for the same period in 2000. These results reflected the segment's unfavorable leveraging of its fixed costs on a lower revenue base partially offset by the current-year impact of sales price increases implemented on certain product lines in prior periods.

COMMUNICATIONS SEGMENT
The Communications segment recorded net revenues of $260.1 million for the nine months ended September 30, 2001, a 3.2% increase from net revenues of $252.1 million for the nine months ended September 30, 2000. This increase represented the current-year impact of the Manchester acquisition in the second quarter of 2000 partially offset by the lack of sales during the year to the private-label customer under the "take-or-pay" contract.

Operating earnings decreased 87.0% to $1.6 million for the nine months ended September 30, 2001 from $12.0 million for the nine months ended September 30, 2000. Operating earnings as a percent of net revenues decreased to 0.6% in the nine months ended September 30, 2001 from 4.8% in the same period of 2000. These results reflected the Company's decision to fully reserve for an $8.4 doubtful account receivable from a financially troubled VAR that was partially offset by the positive impact of material cost reduction initiatives.

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

The New Credit Agreement replaced the $200 million credit agreement dated November 18, 1996 between the Company and a group of 7 banks that would have expired in November 2001 (the "Old Credit Agreement"). The Company cancelled the Old Credit Agreement on June 25, 2001. At September 30, 2001, the Company had $46 million outstanding borrowings under the New Credit Agreement. The Company also had unsecured, uncommitted arrangements with 8 banks under which it may borrow up to $106 million at prevailing interest rates. At September 30, 2001, the Company had $11 million outstanding borrowings under these arrangements.

The Company also had privately-placed debt of $200 million outstanding at September 30, 2001. Details regarding maturities and interests rates are shown below.

============================================================================================================================
Note Series                                         Principal Balance           Maturity Date            Interest Rate
----------------------------------------------------------------------------------------------------------------------------
Senior Notes, Series 1997-A                               $75,000,000             08/11/2009*                6.92%
Senior Notes, Series 1999-A                                64,000,000             09/01/2004                 7.60%
Senior Notes, Series 1999-B                                44,000,000             09/01/2006                 7.74%
Senior Notes, Series 1999-C                                17,000,000             09/01/2009                 7.95%
============================================================================================================================

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

During the nine months ended September 30, 2001, the Company decreased total outstanding debt by $16 million due to cash provided by operations, decreased working capital and certain other investing and financing activities. The Company's debt-to-total-capitalization ratio decreased from 48.7% at December 31, 2000 to 45.4% at September 30, 2001.

At September 30, 2001, short-term borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

WORKING CAPITAL
For the first nine months in 2001, operating working capital (defined as current assets less current liabilities) increased $4 million. This increase resulted from lower current liabilities that were partially offset by lower accounts receivable and inventories. Current liabilities were substantially lower at September 30, 2001 than at December 31, 2000 due to reduced production. Accounts receivable were substantially lower due primarily to reduced sales volume. Inventories were marginally lower at September 30, 2001 than at December 31, 2000 due to reduced production.

CAPITAL EXPENDITURES
For the first nine months in 2001, the Company had capital expenditures of $30.7 million, primarily for modernization and enhancement of machinery and equipment.

OUTLOOK
The level of earnings the Company expected to achieve in 2001 was based on an assumption that the United States and European economies would continue to enjoy moderate growth. However, the impact of the current economic slowdowns in the United States and Europe has been more extensive than the Company had anticipated. The Company does not see signs that the downturns in either geographic market have run their course and expects weak demand to continue for the remainder of the year. Based on the impact of a slower economy, particularly in the United States and Europe, management believes that the Company's annual revenues will not reach or exceed last year's level. The lower revenues reflect reduced market demand in the United States and European operations of the Electronics segment and the Company's European communications business as well as no further 2001 sales to the Communications segment's private-label customer under the "take-or-pay" contract. Beginning in the first quarter of 2001, Belden initiated several contingency plans related to reductions in expected demand. The Company is focusing on aggressive cost cutting and process improvements to mitigate the effect of reduced revenues and has also adjusted price levels based on competitive conditions. However, these actions will only partially offset the impact of the expected decline in demand on earnings. Management believes that the Company's net income will not reach or exceed last year's level. The Company projects that its earnings per share for 2001, excluding the impact of the $8.4 million expense related to the doubtful account receivable and the $2.3 gain on the favorable resolution of the prior-period tax contingency, will be in the range of $1.38 per share to $1.43 per share. This assumes the Company will recognize only $8.5 million in compensation this year under the "take-or-pay" contract.

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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the general unsettled economic conditions (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); fulfillment by the customer of its "take-or-pay" contract noted above (or the timing or the amount the Company will receive under the "take-or-pay" contract noted above); the creditworthiness of the Company's customers; the Company's ability to continue to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies; the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers; general industry and market conditions and growth rates; and other factors noted elsewhere in the Company's 2000 Annual Report on Form 10-K and other Securities and Exchange Act filings.

                            PART II OTHER INFORMATION


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

       10.1 Change of Control Employment Agreements, dated as of July 31, 2001, between Belden and each of C. Baker Cunningham, Richard K. Reece, Peter J. Wickman, Paul Schlessman, Cathy O. Staples and Kevin Bloomfield.

Reports on Form 8-K
       No Reports on Form 8-K were filed during the third quarter of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BELDEN INC.


Date:  November 9, 2001             By:     /s/ C. Baker Cunningham
                                            ----------------------------------
                                            C. Baker Cunningham
                                            Chairman of the Board, President
                                                 and Chief Executive Officer


Date:  November 9, 2001             By:     /s/ Paul Schlessman
                                            ----------------------------------
                                            Paul Schlessman
                                            Vice President, Finance
                                                 and Chief Financial Officer