Form 10-K
period 2001-12-31
BELDEN INC
filed 2002-03-22
CIK 910134

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X|        Annual report pursuant to Section 13 or
           15(d) of the Securities Exchange Act of
           1934 For the fiscal year ended December 31, 2001

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                               [ ]
Exhibit Index on Page ___                                          Page 1 of ___

________________________________________________________________________________

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 18, 2002 is $583,747,236.

The number of shares outstanding of the registrant's Common Stock at March 18, 2002 is 24,881,330.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2002 (the "Proxy Statement") (incorporated by reference into Part III).

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

Belden designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. It has been in the business of manufacturing wire and cable for 100 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper.

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

As used herein, unless a business segment is identified or the context otherwise requires, "Belden" and the "Company" refer to Belden Inc. and its subsidiaries as a whole and their respective predecessors, including the Belden Division of Cooper. Financial information about Belden's two business segments appears in "Note 20: Industry Segments and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Company's major markets are:

     o Networking, including products used within the premises for the transmission of voice, data or video, generally utilized in computer networks

     o Industrial, including products used in factory automation applications, signal and control systems, security systems, industrial equipment and instrumentation equipment

     o Entertainment & OEM, including products used in broadcast (such as professional broadcasters, sports stadiums and arenas) and OEM applications

     o Communications, including products used for telecom applications (such as outside plant wire and cable and central office cable) and broadband products.

Belden meets the demands of these markets with various product configurations, which include multiconductor products, coaxial cables, fiber optic cables, heat-shrinkable tubing and wire management products, and lead, hook-up and other wire products. A more detailed description of certain of these product configurations follows.

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

Lead, Hook-up and Other Wire Product Configurations. Lead and hook-up wire consist of single conductor wire that is used for electrical leads. In Europe, Belden makes enamel coated wire used exclusively in the manufacture of precision deflection coils for computer video screens and television monitors.

                  MARKETS AND PRODUCTS FOR ELECTRONICS SEGMENT

The Company's Electronics business segment designs, manufactures and markets metallic and fiber optic wire and cable products that serve the Networking, Industrial, Entertainment & OEM and Communications markets, as described in more detail below. The Company's Electronics business segment contributed approximately 65%, 69% and 85% of Belden's consolidated revenues in 2001, 2000 and 1999, respectively.

Networking. In the Networking market, Belden supplies both shielded and unshielded multiconductor cables, and to a lesser extent coaxial and fiber optic cables, for use within the premises (hence the use of the term "premise" products) for the transmission of voice, data, video or a combination of these. Networking products are generally used as the backbone of computer networks, linking local area networks ("LANs"), workstations, equipment and other peripheral devices to each other or to telecommunications service wire. Belden's multiconductor product line for the Networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist(R) cables for high speed transmission. It also includes MediaTwist(R) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. Belden also sells fiber optic cables for utilization in LAN applications. In these systems, fiber optic cables are used to provide data communications between buildings in close proximity or to provide a "backbone" to carry information between floors within a building.

Belden's primary channels to the Networking market include distributors, computer original equipment manufacturers ("OEMs") and systems integrators who design and install multivendor data/voice systems.

Industrial. The Industrial market uses a broad range of products supporting applications from advanced industrial networking to the traditional instrumentation and control systems. These products are used in various discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives and other devices. Other applications include traffic signal cable and cable for fire alarm, smoke detection, sprinkler control and security systems. Many industrial environments, such as petrochemical and harsh environment operations, require cables with exterior armor or jacketing materials that can endure physical abuse and exposure to chemicals, extreme temperatures and outside elements. Belden manufactures and markets multiconductor, coaxial and fiber optic products designed for all these applications. Belden also manufactures electrical wire used for the industrial power markets. Belden sells these industrial products primarily through wire specialist distributors, industrial distributors and re-distributors.

Also within the Industrial market, computer equipment and micro-processor controllers require various multiconductor, flat, coaxial and fiber optic products to interconnect peripheral devices such as printers and sensors. Belden supplies products to support these applications. Belden also supplies heat-shrinkable tubing and wire management products to protect and harness wire and cable assemblies. Belden's primary market channels for these products are direct sales to computer and instrumentation OEMs and sales through assembly houses and distributors.

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

On the OEM side of the Entertainment & OEM market, Belden makes flat cable products for use in internal computer component wiring, and to interface internal components such as circuit boards, switching devices and other active components. Belden primarily sells these products directly to computer and instrumentation OEMs and through assembly houses and distributors.

Belden's OEM products also include lead and hook-up wire that is used for electrical leads in motors, internal wiring and test equipment, which Belden sells primarily to OEMs that manufacture motors, transformers, ballasts and lighting, electronic equipment and coil winders. Belden also markets these products through electrical apparatus parts distributors, wire specialist distributors and electrical wholesalers. In Europe, Belden manufactures enamel coated wire used exclusively in the manufacture of precision deflection coils for computer video screens and television monitors. These products are sold directly to OEMs. Belden also fabricates and sells directly to OEMs wire used in the production of active and passive electronic components which provide the circuitry connections for electronic data equipment.

Communications. Within the Communications market, Belden manufactures products that transmit voice, video, and data signals through the public telephone network. Because these are principally supplied by the Communications business segment, they are discussed in connection with that segment below.

Also within the Communications market, Belden manufactures flexible, copper-clad coaxial cable, sometimes generically referred to as "broadband," which provides high-speed transmission of voice, data and video. This coaxial cable made by Belden is used for the "drop" section of a cable television (CATV) system and Direct Broadcast Satellite (DBS) system. The drop cable section distributes the signal from the "trunk" portion of the CATV system or the satellite dish in a DBS system into the home. Belden also has a composite cable capability for a combination of CATV and telephone pair to meet the changing needs of the converging CATV and telecommunication markets. Further, Belden manufactures a copper base trunk distribution cable widely used throughout Europe meeting local specifications within the region. In addition, Belden makes fiber optic single mode cable for CATV applications, and other fiber optic products for communications applications.

The CATV drop cable market includes both new cable installations and the repair and replacement of existing cable. Belden's CATV cable is sold directly to multiple systems operators (MSOs) who operate CATV systems throughout the world and through CATV and electronic distributors.

Also within the Communications market, Belden sells coaxial cables used in connection with wireless applications, such as cellular, PCS, PCN and GPS, primarily through distributors.

                 MARKETS AND PRODUCTS FOR COMMUNICATIONS SEGMENT

The Company's Communications business segment designs, manufactures and markets metallic cable products that serve the Communications market primarily as described below, and to a minor extent the Networking market as described above. The Company's Communications business segment contributed approximately 35%, 31% and 15% of Belden's consolidated revenues in 2001, 2000 and 1999, respectively.

Within the Communications market, Belden supplies products that transmit voice, video, and data signals through the public telephone network. Sophisticated digital network and switching equipment used in many of the advanced telephone systems require specialty cable. Belden supplies exchange cable - a type of multiconductor cable also known as "PIC" or plastic insulated cable - which is used for telephone and data circuits from the central office (where switching equipment is located) or distribution cabinets to neighborhoods or buildings (where circuits are required), and service distribution wire, also a multiconductor cable which extends the voice, video, or data circuit from the exchange cable to a business or home. Belden's PIC cable products and service distribution wire products are primarily made by its Communications business segment, and are sold generally to Local Exchange Carriers (LECs) directly and through distributors, and to other major communications companies.

                                    CUSTOMERS

Belden's Electronics business segment sells through distributors and directly to OEMs and installers of equipment and systems. Belden's Communications business segment sells primarily to Local Exchange Carriers (LECs) both directly and through distributors, and to other major communications companies. Sales to several business units of SBC Communications Inc., primarily by the Communications business segment, represented approximately 17% of Belden-wide sales in 2001. Sales to several business units of Anixter International Inc., primarily by the Electronics business segment, represented approximately 11% of Belden-wide sales in 2001.

In general, Belden's customers are not contractually obligated to buy Belden products exclusively, in minimum amounts or, except as noted below for the Communications business segment, for a significant period of time. They could purchase products that compete with Belden's products in lieu of purchasing products from Belden, and the loss of one or more large customers could, at least in the short term, have an adverse effect on the Company's results of operations. However, the Company believes that its relationships with its customers are satisfactory and that the customers choose Belden products due to, among other reasons, the breadth of Belden's product offering and the quality and performance characteristics of its products.

The Company's Communications business segment sells telecommunications products primarily to LECs (either directly or through value-added resellers designated by the LECs) and other telecommunication companies under long-term contracts, generally three to five years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, financial condition, budget constraints, increasing system upgrades, and other factors.

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

                            INTERNATIONAL OPERATIONS

Belden's international sales consist primarily of products sold by the Electronics business segment into all four product markets and by the Communications business segment into the British telecommunications market. Belden's primary channels to international markets are through distributors, and direct sales to end users and OEMs.

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

Financial information about Belden's geographic areas is shown in "Note 20:
Industry Segments and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                                   COMPETITION

Belden faces substantial competition in its major markets. The number and size of Belden's competitors varies depending on the product line and business segment.

For the Company's Electronics business segment, the market can be generally categorized as highly competitive with many players. Primary competition is either global in scope with competitors that have substantial financial, engineering, manufacturing and marketing resources, or regional in scope with competitors that have more limited product offerings. In recent years, competition has been further stimulated by the addition of several large wire and cable companies to the public marketplace through initial public offerings.

For Belden's Communications business segment, competition is characterized by several manufacturers competing for business among large customers (LECs) under long-term contracts. Due to the buying power of the LECs and other factors, the Communications segment faces highly competitive conditions.

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

                            RESEARCH AND DEVELOPMENT

The Company engages in a continuing research and development program, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. For information about the amount spent on research and development, see "Note 2: Summary of Significant Accounting Policies" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                             PATENTS AND TRADEMARKS

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden(R) trademark. The Company has the right to use the Belden(R) trademark in connection with all of its current products. The Company, however, granted to Cooper, around the time of the Company's initial public offering, the exclusive royalty-free right to use the Belden(R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete. Other important trademarks used by Belden include DataTwist(R), MediaTwist(R), Flamarrest(R), UnReel(R), Duobond(R), Beldfoil(R), Conformable(R), Alpha(R), FIT(R), XTRA-GUARD(R) and New Generation(R). Belden's patents and trademarks are primarily used by the Electronics business segment.

                                  RAW MATERIALS

The principal raw material used in many of Belden's products is copper. The Company has a copper hedging policy that attempts to match the period of the hedge with the estimated time required to reflect the change in copper cost in the sales price of certain of the Company's products. The Company implements this policy through the use of publicly-traded instruments or purchase commitments. For additional information, see "Note 2: Summary of Significant Accounting Policies" and "Note 15: Commitments" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include, for the Electronics business segment, flooding and filling compound, color chips, Teflon(R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum and optical fiber; and for the Communications business segment, the preceding materials as well as bronze tape, steel, Reemay, mylar and polyester film. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements.

                                     BACKLOG

The Company's business is characterized generally by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2001, the Company's backlog of orders believed to be firm was $38.9 million, compared to $72.8 million at December 31, 2000, most of which amounts were attributable to the Electronics business segment. The Company believes that all such backlog will be filled in 2002.

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

                                    EMPLOYEES

As of December 31, 2001, the Company had approximately 5,000 full-time employees.

              IMPORTANCE OF NEW PRODUCTS AND PRODUCT IMPROVEMENTS;
             IMPACT OF TECHNOLOGICAL CHANGE; IMPACT OF ACQUISITIONS

Many of the markets that Belden serves are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. These trends require ongoing improvements in the capabilities of wire and cable products, and present recurring opportunities for Belden and others to introduce more sophisticated products. The Company believes that its future success will depend in part upon its ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. The failure to introduce successfully new or enhanced products on a timely and cost-competitive basis could have an adverse impact on the Company's operations and financial condition.

The Company holds certain patents that it believes provide a competitive advantage. The Company's patented technologies include bonded pairs, in which the individual conductors of a pair are affixed along their longitudinal axis. This results in consistent conductor-to-conductor spacing for consistent electrical performance and better installed performance. The Company also has patented the e-Spline(TM), which complements bonded-pair technology. The e-Spline(TM) maintains consistent spacing among the various pairs of wire within a cable, reducing near-end crosstalk. These patented technologies enable the Company's products to provide overall performance in excess of industry standards.

Because of patents owned by others and high capital requirements, the Company does not currently manufacture its own optical fibers, but purchases its requirements from others for further manufacturing. The Company has been a fiber optic cable supplier in niche, specialty markets since 1976, now manufacturing such cables on three continents, and believes that growth in fiber optic products presents a significant long-term growth opportunity for the Company. At the same time, fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the vast majority of Belden's sales.

Fiber optic cables have significantly penetrated the trunk portion of communications markets, and both fiber optic and copper cables are used in the distribution portion of communications networks. The service wire portion of these networks, which connects the user to the network, remains almost exclusively copper-based and the Company expects that it will continue to be copper for the foreseeable future. Other markets served by the Company have not been significantly penetrated by optical fiber due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Further, advances in data transmission equipment and copper cable technologies have increased the relative performance of copper solutions. For example, enhanced copper standards such as those based on gigabit ethernet further improve the data transmission capabilities of new and existing copper-based solutions. However, a significant and rapid decrease in the cost of fiber optic systems relative to the cost of copper-based systems could make such systems superior on a price/performance basis to copper systems and could adversely affect the Company.

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

The Company does not presently anticipate that the commercialization of video delivery technology - direct broadcast technology ("DBS") - will have a material adverse effect on its CATV drop cable business. With DBS, a small satellite dish antenna is placed on the roof of a subscriber's facility. DBS does not require wiring from a central location to each subscriber, as does a CATV system. The Company sells cables that meet the requirements of a DBS system, specifically the cable that connects the DBS satellite dish antenna with a subscriber's home or business television set.

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in "Note

4: Acquisitions" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company completed three acquisitions in 2000 and 1999. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. In particular, the addition of several large wire and cable companies to the public marketplace in recent years through initial public offerings has increased competition for acquisition candidates.

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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the general unsettled economic conditions in the United States and Europe (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including the Company's achievement of cost-saving and profit improvement initiatives within its Communications segment); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and on sales to one large telecommunications company in the United Kingdom); general industry and market conditions and growth rates; and other factors noted elsewhere in this Annual Report on Form 10-K and other Securities Exchange Act filings.

                               EXECUTIVE OFFICERS

The following sets forth certain information with respect to Belden's executive officers. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.


                  NAME                             AGE                              POSITION
                  ----                             ---                              --------
C. Baker Cunningham                                 60        Chairman of the Board, President, Chief Executive
                                                              Officer and Director

Paul Schlessman                                     45        Vice President, Finance, and Chief Financial Officer

Peter J. Wickman                                    53        Vice President, Operations and
                                                              President, Belden Electronics

Richard K. Reece                                    46        Vice President, Operations and
                                                              President, Belden Communications

Kevin L. Bloomfield                                 50        Vice President, Secretary and General Counsel

Cathy O. Staples                                    51        Vice President, Human Resources

Stephen H. Johnson                                  52        Treasurer

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

Paul M. Schlessman has been Vice President, Finance, and Chief Financial Officer of the Company since July 1999, and also served as Treasurer of the Company from July 1999 to July 2000. He was Vice President and General Manager of the Company's Alpha Wire Division from February 1997 to July 1999. Prior to that, he was Vice President, Finance for Clarke American, a financial service subsidiary of Caradon, plc, from August 1996 to February 1997. From 1989 to August 1996 Mr. Schlessman worked in financial capacities with Cooper's Automotive Division. He has a B.S. degree in finance and accounting from Bowling Green State University and an MBA from the University of Toledo and is a Certified Public Accountant.

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


ITEM 2. PROPERTIES

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:

1.   Used by Belden generally:


         LOCATION                          FACILITY TYPE                     SQUARE           OR
                                                                              FEET          LEASED
         --------                          -------------                      -----         ------
St. Louis, Missouri          Executive Office                                  13,261       Leased


2.       Used by the Electronics business segment:


                                                                                             OWNED
         LOCATION                          FACILITY TYPE                     SQUARE            OR
                                                                              FEET           LEASED
         --------                          -------------                      -----         ------
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

Tottenham, Victoria,         Manufacturing - electrical and
Australia                    electronics wire & cable; Sales and              140,000        Leased
                             Administrative Office and Distribution
                             Center

                                                                                             OWNED
                                                                             SQUARE            OR
         LOCATION                          FACILITY TYPE                      FEET           LEASED
         --------                          -------------                     -------         ------
Villingen-Schwenningen,      Manufacturing - electrical and                  125,000          Owned
Germany                      electronics wire & cable; Sales and
                             Administrative Office and Distribution
                             Center

Budapest, Hungary            Manufacturing - electrical and                   79,000          Owned
                             electronics wire & cable; Sales and
                             Administrative Office

Venlo, The Netherlands       Manufacturing - electrical and                  585,000          Owned
                             electronics wire & cable and fiber optics
                             cable; Distribution Center; and Sales and
                             Administrative Office

3.       Used by the Communications business segment:



                                                                                             OWNED
                                                                              SQUARE           OR
         LOCATION                          FACILITY TYPE                       FEET          LEASED
         --------                          -------------                     ---------       ------
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

See "Item 1. Business - Environmental Matters" regarding certain proceedings arising under environmental laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

At March 18, 2002, there were 876 record holders of Common Stock of Belden Inc. Belden's common stock is traded on the New York Stock Exchange (NYSE), under the symbol "BWC". The Company anticipates that comparable cash dividends will continue to be paid in the forseeable future.

Common Stock Prices and Dividends

                                                   2001 (BY QUARTER)
                                 -------------------------------------------------------------------
                                    1                   2                   3                   4
                                 -------             -------             -------             -------
DIVIDENDS PER COMMON SHARE         $.05                $.05                $.05                $.05
COMMON STOCK PRICES:

      HIGH                        28.69               26.90               27.00               24.70
      LOW                         19.30               17.00               15.95               17.10
____________________________________________________________________________________________________


                                                   2000 (by quarter)
                                 -------------------------------------------------------------------
                                    1                   2                   3                   4
                                 -------             -------             -------             -------
Dividends per common share         $.05                 $.05                $.05                $.05
Common stock prices:
      High                        29.00                30.38               28.50               26.75
      Low                         19.19                23.50               22.00               19.50
____________________________________________________________________________________________________

ITEM 6.  SELECTED FINANCIAL DATA

 (in thousands, except per share amounts and number of employees)

                                                          2001             2000          1999          1998           1997
                                                          ----             ----          ----          ----           ----
Income statement data:
  Revenues                                           $ 939,988      $ 1,135,336     $ 818,614     $ 664,148      $ 676,898

  Operating earnings                                    60,256          103,985        79,890        65,802        104,309

  Income from continuing operations before
   cumulative effect of change in accounting
   principle                                            31,209           52,843        40,991        35,927         60,024

  Diluted earnings per share from continuing
   operations before cumulative effect of
   change in accounting principle                         1.26             2.14          1.68          1.40           2.28

  Diluted earnings per share                              1.25             2.14          1.47          1.35           2.30
--------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
  Total assets                                       $ 722,690         $795,768     $ 712,464     $ 500,472      $ 475,129

  Long-term debt                                       234,703          272,630       283,817       162,850        124,047

  Other long-term obligations                           96,926           88,246        61,334        44,155         39,051

  Stockholders' equity                                 314,245          287,669       247,527       219,667        228,954
--------------------------------------------------------------------------------------------------------------------------
Other data:
  Average number of employees                            5,500            5,800         4,500         3,400          3,300

  Dividends per common share                           $   .20          $   .20       $   .20       $   .20        $   .20
--------------------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related notes, will aid in the understanding of the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing 2001 consolidated operating results with 2000 and 1999.

Years Ended December 31,                                                 2001            2000               1999
------------------------                                               --------       ----------          --------
(in thousands)
Revenues                                                               $939,988       $1,135,336          $818,614
Gross profit                                                            168,906          231,587           179,632
Operating earnings                                                       60,256          103,985            79,890
Interest expense                                                         18,585           20,107            14,042
Income from continuing  operations  before taxes and cumulative
    effect of change in accounting principle                             42,871           83,878            65,848
Income from continuing operations before cumulative
 effect of change in accounting principle                                31,209           52,843            40,991
Income before cumulative effect of change in
 accounting principle                                                    31,209           52,843            35,930
Net income                                                               30,958           52,843            35,930
------------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENTS

The Company conducts its operations through two business segments - the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial and networking applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold chiefly to Local Exchange Carriers (LECs) either directly or through value-added resellers (VARs) designated by the LECs.

The following table sets forth information comparing 2001 Electronics segment operating results with 2000 and 1999.

Years Ended December 31,                                               2001             2000              1999
------------------------                                             --------        ---------          --------
(in thousands)
Revenues                                                             $622,793         $790,396          $695,316
Operating earnings                                                     61,925           97,410            79,651
 As a percent of revenues                                                 9.9%            12.3%             11.5%
-----------------------------------------------------------------------------------------------------------------

The Communications segment was created with the acquisition of Cable Systems Holding Company (CSH) and its subsidiary, Cable Systems International Inc.
(CSI), on June 28, 1999. The following table sets forth information comparing 2001 Communications segment operating results with 2000 and 1999.

Years Ended December 31,                                                2001             2000            1999
------------------------                                             ---------        ---------        --------
(In thousands)
Revenues                                                              $337,322        $379,936         $132,103
Operating earnings                                                       6,283          16,683            4,673
 As a percent of revenues                                                   1.9%            4.4%             3.5%
----------------------------------------------------------------------------------------------------------------

ACQUISITIONS

Belden made no acquisitions during 2001. During 2000 and 1999, Belden acquired the entities described below. Each of these acquisitions was accounted for under the purchase method of accounting. Operating results of each acquisition are included in the Company's consolidated results since its respective acquisition date and may affect comparability of the results of continuing operations between years.

On April 3, 2000, Belden purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom (Manchester). Manchester manufactures and markets metallic cable products primarily for the British communications market. Operating results for Manchester have been included in the results of continuing operations for the Communications segment since the acquisition date.

On October 25, 1999, the Company purchased Dorfler Kabelwerk GmbH (Dorfler) in Klosterneuberg, Austria, and Duna Kabel Kft. (Duna) in Budapest, Hungary. Dorfler and Duna manufacture and market copper communication and specialty electronics cables for the communications and industrial markets. Operating results for Dorfler and Duna have been included in the results of continuing operations for the Electronics segment since the acquisition date.

On June 28, 1999, Belden acquired all of the outstanding shares of CSH and its subsidiary, CSI, in Phoenix, Arizona. CSI manufactures and markets copper cable products used mainly for communications applications in the United States. Operating results for CSI have been included in the results of continuing operations for the Communications segment since the acquisition date.

RESULTS OF OPERATIONS -
2001 COMPARED WITH 2000

Revenues

Revenues decreased 17.2% to $940.0 million in the year ended December 31, 2001 from $1,135.3 million in the year ended December 31, 2000 as reduced sales volume and unfavorable currency translation on international revenues were only partially offset by increased pricing and the inclusion for the full year of revenues generated by Manchester, acquired during 2000.

Decreased unit volume contributed 18.0 percentage points of revenue decline. Excluding the impact of the Manchester acquisition, the Company experienced sales volume decreases in all of its product offerings due primarily to the downturn in both the United States and European economies and the lack of significant purchases during the year by a major private-label customer obligated under a "take-or-pay" contract to purchase approximately $60 million of product during the year.

Unfavorable foreign currency translation on international revenues accounted for
1.0 percentage point of revenue decline. The euro, British pound, Australian dollar and Canadian dollar decreased from average exchange values of $0.92, $1.52, $0.58 and $0.67, respectively, in 2000 to $0.90, $1.44, $0.52 and $0.65, respectively, in 2001.

A modest net increase in product pricing offset the negative impact that reduced unit sales volume and currency translation had on revenue comparisons by 0.2 percentage points. This increase in product pricing represented the current-year net impact of sales price increases implemented in prior periods. These increases were partially offset by sales price reductions implemented on certain networking products in 2001.

The inclusion for the full year of revenues generated by Manchester, acquired in 2000, also partially offset the negative impact that sales volume and currency translation had on revenue comparisons by 1.6 percentage points.

Revenues in the United States, representing approximately 66% of the Company's total revenues for the year ended December 31, 2001, declined by 20% compared to revenues for 2000. This decline was attributed primarily to reduced demand for Electronics segment products. United States revenues generated from the sale of Electronics segment products during 2001 declined by 26% from revenues generated during 2000. Revenues generated in the United States from the sale of Communications segment products during the year ended December 31, 2001 decreased 9% compared to the same period in 2000.

Revenues in Europe represented approximately 21% of the Company's total revenues for the year ended December 31, 2001. European revenues generated during 2001 decreased by 11% compared to revenues generated during 2000. Absent the inclusion for the full year of revenues generated by Manchester, acquired in 2000, European revenues for 2001 would have decreased by 19% compared to revenues in 2000. Unfavorable currency translation accounted for approximately 3 percentage points of the decline. The remainder of the decline, approximately 16 percentage points, represented lower local demand for both Electronics segment and Communications segment products.

Revenues from the rest of the world, representing approximately 13% of the Company's total revenues for the year ended December 31, 2001, declined by 11% from 2000. This decline reflected lower demand in Canada and Latin America and unfavorable currency translation that was partially offset by increased revenues in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the 2001 components of earnings with 2000.

                                                                                                       % Decrease
                                                                                                    2001 Compared
Years Ended December 31,                                              2001            2000              with 2000
-----------------------                                               ----            ----              --------
(in thousands, except % data)
Gross profit                                                      $168,906        $231,587               (27.1)%
  As a percent of revenues                                            18.0%            20.4%
Operating earnings                                                $ 60,256        $103,985               (42.1)%
  As a percent of revenues                                             6.4%             9.2%
Income  from   continuing   operations   before  taxes  and
    cumulative effect of change in accounting principle           $ 42,871        $ 83,878               (48.9)%
  As a percent of revenues                                             4.6%            7.4%
Net income                                                        $ 30,958        $ 52,843               (41.4)%
  As a percent of revenues                                             3.3%            4.7%


Gross profit decreased 27.1% to $168.9 million in the year ended December 31, 2001 from $231.6 million in the year ended December 31, 2000 due primarily to lower sales volumes. This decline was partially offset by both the current-year impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 2.4 percentage points from the prior year as the Company's currently lower-margin Communications segment represented a larger share of total operations in 2001 than it did in 2000 due to the Manchester acquisition in the second quarter of 2000.

Operating earnings decreased 42.1% to $60.3 million in the year ended December 31, 2001 from $104.0 million in the year ended December 31, 2000 due primarily to lower gross profit and an $8.4 million bad debt related to a financially troubled VAR. This was partially offset by the Company's recognition of $8.3 million in other operating earnings for compensation due under a "take-or-pay" contract from a major private-label customer. Selling, general and administrative expenses increased to 12.4% of revenues in 2001 from 11.2% of revenues in 2000 due to this doubtful account. Operating earnings as a percent of revenues declined by 2.8 percentage points from the prior year due to the impact of the Company's currently lower-margin Communications segment.

Income from continuing operations before taxes and cumulative effect of change in accounting principle decreased 48.9% to $42.9 million in the year ended December 31, 2001 from $83.9 million in the year ended December 31, 2000 due primarily to lower operating earnings that were only partially offset by the pretax gain of $1.2 million recognized on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001 and by decreased interest expense. Interest expense decreased 7.6% to $18.6 million in 2001 from $20.1 million in 2000 despite marginally higher interest rates due to lower average borrowings. Average debt outstanding during 2001 and 2000 was $262 million and $302 million, respectively. The Company's average interest rate was 7.3% in 2001 compared to 6.8% in 2000.

The net tax expense of $11.7 million in the year ended December 31, 2001 reflected the favorable resolution of a prior-period tax contingency of $2.3 million and a reduction in the effective annual income tax rate from 37.0% to 32.5%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pretax earnings amount ($42.9 million in 2001 compared to $83.9 million in 2000). In addition, in the first quarter of 2001, the Company determined under Accounting Principles Board Opinion (APB) No. 23, Accounting for Income Taxes - Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Net income decreased 41.4% to $31.0 million in the year ended December 31, 2001 from $52.8 million in the year ended December 31, 2000 due mainly to lower income from continuing operations before taxes and cumulative effect of change in accounting principle and the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, on January 1, 2001. This decline was partially offset by the lower effective tax rate.

ELECTRONICS SEGMENT

Revenues decreased 21.2% to $622.8 million for the year ended December 31, 2001 from $790.4 million for the year ended December 31, 2000. This decrease was due primarily to weakening demand for the Company's broadband, networking, specialty electronics and entertainment/OEM products resulting from the downturn in both the United States and European economies and the negative effect of currency translation on international revenues. This decrease was partially offset by the current-year impact of sales price increases implemented on certain telecom, specialty electronics, broadcast and entertainment products in prior periods and strong demand for the segment's broadband products in the Asia/Pacific markets.

Operating earnings decreased 36.4% to $61.9 million for the year ended December 31, 2001 from $97.4 million for the year ended December 31, 2000. As a percent of net revenues, operating earnings decreased to 9.9% for the year ended December 31, 2001 from 12.3% for the same period in 2000. These results reflected the segment's unfavorable leveraging of its fixed costs on a lower revenue base partially offset by the current-year impact of sales price increases implemented on certain product lines in prior periods.

COMMUNICATIONS SEGMENT

The Communications segment recorded revenues of $337.3 million for the year ended December 31, 2001, an 11.2% decrease from revenues of $379.9 million for the year ended December 31, 2001. This decrease represented the lack of sales during the year to the private-label customer under the "take-or-pay" contract partially offset by the inclusion for the full year of revenues generated by Manchester, acquired in 2000.

Operating earnings decreased 62.3% to $6.3 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000. Operating earnings as a percent of net revenues decreased to 1.9% in the year ended December 31, 2001 from 4.4% in 2000. These results reflected an $8.4 million bad debt related to a financially troubled VAR that was partially offset by the positive impact of material cost reduction initiatives and the Company's recognition of $8.3 million in other operating earnings for compensation due under a "take-or-pay" contract from a major private-label customer.

RESULTS OF OPERATIONS -
2000 COMPARED WITH 1999

Revenues

Revenues increased 38.7% to $1,135.3 million in the year ended December 31, 2000 from $818.6 million in the year ended December 31, 1999. Revenue growth came from a variety of sources.

Two-thirds of the revenue growth resulted from the impact of acquisitions. The inclusion for the full year of revenues generated by CSI, Dorfler and Duna, all acquired in 1999, contributed approximately 16.8% of this increase. The acquisition of Manchester in 2000 contributed 8.3% of revenue growth.

The Company also experienced volume growth on all of its product offerings. These volume gains contributed 14.7% of the revenue growth. The volume growth represented a combination of increased customer demand, market penetration and special projects such as the 2000 Sydney Olympics and the Republican and Democratic National Conventions. Offsetting these volume increases was a decrease in revenues resulting from the Company's exit of the molded cable assemblies business in early 2000.

The Company experienced some strengthening in price on its specialty electronics, broadcast and entertainment products. Pricing actions on these products and the impact of higher average copper prices resulted in 2.6% of the increase in revenues. These increases were partially offset by lower prices for plastic insulated cable products.

Offsetting the positive impact that acquisitions, volume and pricing had on revenue comparisons was unfavorable foreign currency translation on international revenues. The decline of the euro and Australian dollar from average exchange values of $1.07 and $0.65, respectively, in 1999 to $0.92 and $0.58, respectively, in 2000 accounted for a 2.7% decrease in revenues.

Revenues in the United States, representing 69% of the Company's total revenues for the year ended December 31, 2000, increased by 39% compared to revenues for the year ended December 31, 1999. This improvement resulted from increased sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during 2000 increased by 15% from revenues generated in 1999. Revenues generated in the United States from the sale of Communications segment products during 2000 increased by 123% from revenues generated in 1999. The inclusion for a full year of revenues generated by CSI, acquired in 1999, contributed 83 percentage points of this increase.

Revenues in Europe represented 20% of the Company's total revenues for the year ended December 31, 2000. European revenues increased by 64% from revenues generated during 1999. The inclusion for a portion of the year of revenues generated by Manchester, acquired in 2000, contributed 51 percentage points of this increase. Local currency revenues generated from the sale of Electronics segment products during 2000 increased by 30% from revenues generated in 1999. Approximately 13 percentage points of this increase resulted from the inclusion for the full year of revenues generated by Duna and Dorfler, both acquired in 1999. This favorable revenue comparison was partially offset by the unfavorable impact of currency translation.

Revenues from the rest of the world, representing 11% of the Company's total revenues for 2000, increased by 9% from revenues generated in 1999. This improvement represented increased demand in Canada, Latin America and the Asia/Pacific markets that was partially offset by the unfavorable impact of currency translation.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the 2000 components of earnings with 1999.

                                                                                                       % Increase
                                                                                                    2000 Compared

Years Ended December 31,                                            2000              1999              with 1999
------------------------                                            ----              ----          -------------
(in thousands, except % data)
Gross profit                                                    $231,587          $179,632               28.9%
  As a percent of revenues                                            20.4%             21.9%
Operating earnings                                              $103,985          $ 79,890               30.2%
  As a percent of revenues                                             9.2%              9.8%
Income  from   continuing   operations   before  taxes  and
    cumulative effect of change in accounting principle         $ 83,878          $ 65,848               27.4%
  As a percent of revenues                                             7.4%              8.0%
Net income                                                      $ 52,843          $ 35,930               47.1%
  As a percent of revenues                                             4.7%              4.4%

Gross profit increased 28.9% to $231.6 million in the year ended December 31, 2000 from $179.6 million in the year ended December 31, 1999 due primarily to increased sales volume and secondarily to improved profitability within the Electronics segment. This improvement represented positive pricing actions taken on certain specialty electronics, broadcast and entertainment product lines during the year, the impact of material cost reductions in the Americas, the impact of lower overhead costs associated with prior-year plant consolidations and a continuing mix shift toward higher-bandwidth, higher-margin products. Gross profit as a percent of revenues declined by 1.5 percentage points from the prior year as the improved profitability in the Electronics segment was offset by the full-year impact of the Company's currently lower-margin Communications segment.

Operating earnings increased 30.2% to $104.0 million in the year ended December 31, 2000 from $79.9 million in the year ended December 31, 1999 due primarily to higher gross profit. Also contributing to this increase was an improvement in selling, general and administrative expenses to 11.2% of revenues in 2000 from 12.2% of revenues in 1999. This improvement reflects the favorable leveraging of such costs despite increased employee benefits costs and an increase in bad debt expense related to a failed North American distributor. Operating earnings as a percent of revenues declined by 0.6 percentage points from the prior year.

Income from continuing operations before taxes and cumulative effect of change in accounting principle increased 27.4% to $83.9 million in the year ended December 31, 2000 from $65.8 million in the year ended December 31, 1999 due chiefly to higher operating earnings. The higher operating earnings were partially offset by increased interest expense. Interest expense increased 43.2% to $20.1 million in 2000 from $14.0 million in 1999 due to greater borrowings at marginally higher interest rates. Average debt outstanding during 2000 and 1999 was $302 million and $229 million, respectively. The Company's average interest rate was 6.8% in 2000 compared to 6.4% in 1999.

The Company's effective tax rate was 37.0% and 37.8% in 2000 and 1999, respectively. The decrease is the result of various tax-saving strategies implemented during the year.

Electronics Segment

Revenues increased 13.7% to $790.4 million for the year ended December 31, 2000 from $695.3 million for the year ended December 31, 1999. Approximately 2.7% of this increases came from the inclusion for the full year of revenues generated by Dorfler and Duna, both acquired in 1999. The remaining 11.0% reflects strong organic growth in all of the segment's product offerings. Broadband, wireless coaxial, and high-bandwidth fiber optic products drove increases in revenues from products with communications applications. Broadcast applications to support the conversion from analog-signal to digital-signal technology led growth in the entertainment market. Strong demand from the semiconductor industry and from factory floor automation projects accounted for increased revenues from the segment's specialty electronics products. The growth in demand for high-performance data cables fueled increases in revenues from products with networking applications. The unfavorable impact of foreign currency translation partially offset the impact of increased demand for the segment's products.

A North American distributor that purchased product from the Company sought insolvency protection late in the year. The Company reserved in its financial statements the amount it anticipated would be uncollected for prior sales made to the distributor.

Operating earnings increased 22.3% to $97.4 million for the year ended December 31, 2000 from $79.7 million for the year ended December 31, 1999. As a percent of revenues, they increased to 12.3% from 11.5%. These results reflected the effects of the continuing shift toward higher-margin, high-bandwidth products, a somewhat more favorable pricing environment and a favorable leveraging of production period costs.


Communications Segment

The segment recorded revenues of $379.9 million for the year ended December 31, 2000, an increase from 1999 revenues of $132.1 million. The majority of this increase resulted from the inclusion for the full year of revenues generated by CSI, acquired in 1999, and for a portion of the year of revenues generated by Manchester, acquired in 2000. The increase also reflected the impact of the Company's success in securing additional business during the year in its U.S. operations.

Operating earnings increased to $16.7 million for the year ended December 31, 2000 from $4.7 million for the year ended December 31, 1999. Operating earnings as a percent of revenues increased to 4.4% in 2000 from 3.5% in 1999. These results reflected the positive impact of material cost reduction initiatives as well as reductions in selling, general and administrative spending partially offset by new employee training costs incurred to meet the production requirements of the additional business acquired during the year and lower prices for plastic insulated cable products related to the LEC contract award.


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Cash Flow Statements.


SUMMARIZED CASH FLOW STATEMENTS

Years Ended December 31,                        2001         2000         1999
------------------------                     ---------     --------    ---------
(in thousands)
Net cash provided by (used in)
   Operating activities                       $ 72,744     $ 59,798    $  67,262
   Investing activities                        (35,425)     (47,523)    (193,103)
   Financing activities                        (42,015)      (8,637)     126,622

Years Ended December 31,                          2001         2000         1999
------------------------                     ---------    ---------    ---------
(in thousands)
Effect of exchange rate changes on cash
   and cash equivalents                            99         (116)        (198)
                                             ---------    ---------    ---------
Increase (decrease) in cash and cash
   equivalents                               $  (4,597)   $   3,522    $     583
                                             =========    =========    =========


NET CASH PROVIDED BY OPERATING ACTIVITIES

Years Ended December 31,                           2001        2000        1999
------------------------                       --------    --------    --------
(in thousands)
Income from continuing operations before
   cumulative effect of change in accounting
   principle                                   $ 31,209    $ 52,843    $ 40,991
Depreciation and amortization                    40,292      37,535      30,358
Deferred income taxes, net                        9,644       6,719       5,577
Gain on business divestiture                     (1,200)         --          --
Other, net                                          508          --          --
Change in operating assets and liabilities,
   net                                           (7,709)    (37,299)     (3,289)
                                               --------    --------    --------
Net cash provided by continuing operations       72,744      59,798      73,637
Net cash used in discontinued operations             --          --      (6,375)
                                               --------    --------    --------
Net cash provided by operating activities      $ 72,744    $ 59,798    $ 67,262
                                               ========    ========    ========

Net cash provided by continuing operations in 2001 totaled $73 million and included a net change in operating assets and liabilities resulting from lower inventories and accounts receivable that were partially offset with increased taxes receivable as well as decreased accounts payable and accrued liabilities. During 2000, cash flow from operations totaled $60 million. Operating assets and liabilities consumed $37 million of funds, principally through net increases in accounts receivable and inventory that were partially offset with an increase in accounts payable and accrued expenses. Cash consumed by the discontinued operations in 1999 reflects the net results of the cord products operations prior to the disposition of the business.


NET CASH USED IN INVESTING ACTIVITIES

Years Ended December 31,                         2001         2000         1999
------------------------                    ---------    ---------    ---------
(in thousands)
Capital expenditures                        $ (37,072)   $ (34,130)   $ (24,863)
Cash used to acquire businesses                    --      (15,485)    (197,557)
Proceeds from business divestiture              1,400           --       27,433
Proceeds from disposal of property                247        2,092        1,884
                                            ---------    ---------    ---------
Net cash used in investing activities       $ (35,425)   $ (47,523)   $(193,103)
                                            =========    =========    =========

CAPITAL EXPENDITURES

Years Ended December 31,                            2001        2000        1999
------------------------                         -------     -------     -------
(in thousands)
Capacity modernization and enhancement           $22,424     $11,861     $11,657
Capacity expansion                                 8,729      15,054       5,846
Other                                              5,919       7,215       7,360
                                                 -------     -------     -------
                                                 $37,072     $34,130     $24,863
                                                 =======     =======     =======

Capital expenditures during 2001, 2000 and 1999 were approximately 3.9%, 3.0% and 3.0% of total revenues, respectively. The increase in investment during 2001 was utilized principally for maintaining and enhancing existing production capabilities. In 2000, approximately 44% of capital expenditures were utilized for capacity expansion.

In 2000, the Company acquired the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom for cash of approximately $15 million. During 1999, the Company acquired the operations of Dorfler Kabelwerk GmbH in Klosterneuberg, Austria and Duna Kabel Kft. in Budapest, Hungary for $17 million in cash. Additionally, the Company acquired Cable Systems Holding Company and its operating subsidiary, Cable Systems International Inc. Cash consideration for the purchase was approximately $180 million.

Proceeds from business divestiture in 2001 resulted from the sale of the Company's interest in MCTEC B.V. in Venlo, Netherlands. In 1999, the Company sold its cord products business and received approximately $27 million.


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Years Ended December 31,                         2001         2000         1999
------------------------                    ---------    ---------    ---------
(in thousands)
Net borrowings (payments) under long-term
   credit facility and credit agreements    $ (38,635)   $  (4,609)   $   5,501
Proceeds from private placement of debt            --           --      125,000
Proceeds from exercise of stock options         1,515          852        1,003
Cash dividends paid                            (4,895)      (4,880)      (4,882)
                                            ---------    ---------    ---------
Net cash provided by (used in) financing
   activities                               $ (42,015)   $  (8,637)   $ 126,622
                                            =========    =========    =========

During 2001, the Company repaid approximately $39 million of debt. The repayments were funded primarily by cash flow from operations. Dividends of $0.20 per share were paid to shareholders.

In 1999, the proceeds of the private placement debt were utilized to finance the acquisition of CSI. The debt was issued in tranches of $64 million, $44 million and $17 million that will mature in 2004, 2006 and 2009, respectively.

Borrowings and other contractual obligations have the following scheduled maturities.


BORROWINGS AND CONTRACTUAL OBLIGATIONS

                                                    Payments Due by Period
                                     ----------------------------------------------------
                                               Less than      1-2        3-4      After
December 31, 2001                      Total     1 year      years      years    4 years
-----------------                    --------  ---------   --------   --------   --------
(in thousands)
Long-term debt (1)                   $234,703    $34,703    $64,000    $74,000    $62,000
Capital lease obligations                  --         --         --         --         --
Operating leases                        8,278      3,989      3,394        745        150
Unconditional purchase obligations      2,100      2,100         --         --         --
Other long-term obligations                --         --         --         --         --
                                     --------    -------    -------    -------    -------
Total contractual cash obligations   $245,081    $40,792    $67,394    $74,745    $62,150
                                     ========    =======    =======    =======    =======

---------------
(1) At December 31, 2001, the borrowings due in less than 1 year were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

Other commercial commitments consist of a new credit agreement with a group of 7 banks executed in June 2001 (New Credit Agreement). The New Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004.


OTHER COMMERCIAL COMMITMENTS

                                          Amount of Commitment Expiration Per Period
                                   ------------------------------------------------------
                                               Less than     1-2        3-4       After
December 31, 2001                    Total      1 year      years      years     4 years
-----------------                  --------    ---------   --------   --------   --------
(in thousands)
Lines of credit                    $150,000     $   --     $     --   $150,000   $     --
Standby letters of credit             7,258      7,258           --         --         --
Guarantees                              109        109           --         --         --
Standby repurchase obligations           --         --           --         --         --
Other commercial commitments             --         --           --         --         --
                                   --------     ------     --------   --------   --------
Total commercial commitments       $157,367     $7,367     $     --   $150,000   $     --
                                   ========     ======     ========   ========   ========

Working Capital
December 31,                                                2001          2000
---------------                                           --------      --------
(in thousands, except current ratio)
Current assets
   Cash and cash equivalents                              $  2,799      $  7,396
   Receivables, net                                        105,865       156,195
   Inventories                                             154,207       175,331
   Income taxes receivable                                  14,527            --
   Deferred income taxes                                     7,078        12,535
   Other current assets                                      2,470         3,116
                                                          --------      --------
     Total current assets                                 $286,946      $354,573
Current liabilities
   Accounts payable and accrued liabilities               $ 76,816      $142,871
   Income taxes payable                                         --         4,352
                                                          --------      --------
     Total current liabilities                            $ 76,816      $147,223
                                                          --------      --------
Working capital                                           $210,130      $207,350
Current ratio(1)                                              3.74          2.41
                                                          ========      ========

---------------
(1)  Total current assets divided by total current liabilities

Current assets decreased $68 million, or 19%, from $355 million at December 31, 2000 to $287 million at December 31, 2001. Receivables decreased $50 million due to reduced sales volume in 2001 and the addition of an $8 million account receivable from a financially troubled VAR to the allowance for doubtful accounts. Inventories decreased $21 million due to inventory reduction efforts implemented by the Company in response to reduced product demand. The increase in income taxes receivable was due to the utilization of tax net operating loss carrybacks to prior periods and estimated interim tax payments made in excess of actual annual amounts due.

Current liabilities decreased $70 million, or 48%, from $147 million at December 31, 2000 to $77 million at December 31, 2001. Accounts payable and accrued liabilities decreased $66 million due to reduced production and purchasing levels within the Company, biennial settlement of the employee stock purchase plan and payment of escrowed funds owed to the former shareholders of CSI.

The Company's current ratio increased from 2.41 at December 31, 2000 to 3.74 at December 31, 2001.

Long-lived Assets
December 31,                                                2001            2000
-----------------                                       --------        --------
(in thousands)
Property, plant and equipment, net                      $355,852        $355,415
Goodwill, net                                             74,016          80,552
Other long-lived assets                                    5,876           5,228
                                                        --------        --------
                                                        $435,744        $441,195
                                                        ========        ========

Long-lived assets decreased $5 million, or 1%, from $441 million at December 31, 2000 to $436 million at December 31, 2001. Property, plant and equipment, net includes the undepreciated acquisition cost of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Goodwill, net consists of the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses.

Capital Structure
December 31,                                       2001                     2000
-----------------                  --------------------     --------------------
                                     Amount     Percent       Amount     Percent
                                   --------     -------     --------     -------
(in thousands)
Long-term debt                     $234,703       42.8%    $272,630        48.7%
Stockholders' equity                314,245       57.2      287,669        51.3
                                   --------      -----     --------       -----
                                   $548,948      100.0%    $560,299       100.0%
                                   ========      =====     ========       =====

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $11 million due principally to a reduction in long-term debt that was partially offset by an increase in stockholders' equity.

The Company had privately-placed debt of $200 million outstanding at December 31, 2001. Details regarding maturities and interest rates are shown below.

                                                                       Effective
                                        Principal        Maturity       Interest
Note Series                               Balance            Date           Rate
-----------                           -----------      ----------      ---------
Senior Notes, Series 1997-A           $75,000,000      08/11/2009(1)       6.92%
Senior Notes, Series 1999-A            64,000,000      09/01/2004          7.60%
Senior Notes, Series 1999-B            44,000,000      09/01/2006          7.75%
Senior Notes, Series 1999-C            17,000,000      09/01/2009          8.06%

---------------
(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

The agreements for these private placements contain affirmative and negative covenants, including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into the New Credit Agreement in June 2001. The New Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The New Credit Agreement contains affirmative and negative covenants, including maintenance of a maximum debt-to-total-capitalization ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth.

The New Credit Agreement replaced the $200 million credit agreement dated November 1996 between the Company and a group of 7 banks that would have expired in November 2001 (Old Credit Agreement). The Company cancelled the Old Credit Agreement in June 2001. At December 31, 2001, the Company had no outstanding borrowings under the New Credit Agreement. The Company also had unsecured, uncommitted arrangements with 8 banks under which it may borrow up to $105 million at prevailing interest rates. At December 31, 2001, the Company had $35 million outstanding borrowings under these arrangements with an average interest rate of 2.98%. At December 31, 2001, short-term borrowings of $35 million under these arrangements were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

During the year ended December 31, 2001, the Company decreased total outstanding debt by $38 million, or 14%, with cash provided by operations and certain other investing and financing activities. The Company's debt-to-total-capitalization ratio decreased from 48.7% at December 31, 2000 to 42.8% at December 31, 2001.

Stockholders' equity increased by $27 million, or 9%, due primarily to net earnings less dividends of $26 million and a $10 million reduction of common stock held in treasury as a result of stock option and stock purchase plan settlement activity that was only partially offset by a reduction in additional paid-in capital and increases in both accumulated other comprehensive loss and unearned deferred compensation.


EFFECTS OF INFLATION

During the years presented, inflation had a relatively minor effect on the Company's results of operations. In recent years, the United States rate of inflation has been relatively low. In addition, because the Company's inventories are valued primarily on the LIFO method, current inventory costs are matched against current sales so that increases in costs are reflected in earnings on a current basis.


ENVIRONMENTAL REMEDIATION

The Company has been identified as a potentially responsible party with respect to 4 sites designated for remediation under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws. The Company does not own or operate any of these waste sites. Although estimates of cleanup costs have not yet been completed for these sites, the Company believes that, based on its review and other factors, including its estimated share of the waste volume at the sites, the existence of other financially viable, potentially responsible parties and the anticipated nature and scope of the remediation, the costs to the Company relating to these sites will not have a material adverse effect on its results of operations or financial condition. Ground water contamination has been identified on the site of the Venlo, Netherlands manufacturing facility, which the Company acquired in 1995. The Company has recorded a liability for the remediation costs, which are currently estimated at approximately $1 million.

EURO CONVERSION

In January 1999, certain member countries of the European Union (EU) established irrevocable, fixed conversion rates between their existing sovereign currencies (legacy currencies) and a new common currency (euro). These countries introduced the euro as their common currency over a period ending January 1, 2002 and the various legacy currencies will become obsolete effective June 30, 2002.

The Company has significant operations in several of the EU countries that converted to the euro. Therefore, the Company has prepared for the introduction of the euro for several years. The timing of the Company's retirement of the legacy currencies has been scheduled so as to comply with various legal requirements and to facilitate optimal coordination with the plans of vendors, distributors and customers. Work related to the introduction of the euro and retirement of the legacy currencies included conversion of information technology systems; recalculation of currency risk; recalibration of financial instruments; evaluation and action, if needed, regarding the continuity of contracts; and modification of processes for preparing tax, accounting, payroll and customer records.

Based on the work performed to date, the conversion to the euro has not had, nor is expected to have, a material adverse effect on the results of operations or financial condition of the Company.


IMPACT OF PENDING ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001.

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting under SFAS No. 142 beginning in the first quarter of 2002. Based on the Company's current levels of goodwill and indefinite-lived intangible assets, application of the nonamortization provisions of SFAS No. 142 is expected to result in an approximate $1.4 million ($2.1 million pretax) increase in net income. During 2002, the Company will perform the required impairment tests on goodwill and indefinite-lived intangible assets as of January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and certain accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business recognized as a discontinued operation under APB No. 30, two accounting models existed for long-lived assets selected for disposition. With the issuance of SFAS No. 144, the Board established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets selected for disposition. The Company will apply the new rules of accounting under SFAS No. 144 beginning in the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES


Allowance for Doubtful Accounts/Sales Price or Rebate Allowances

The Company evaluates the collectibility of accounts receivable based on specific identification basis.

The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. The Company reduces sales revenues where incentives or allowances are granted.

In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance.

The Company recorded bad debt expense of $8.9 million and $5.9 million in 2001 and 2000, respectively. Included in the 2001 expense was $8.4 million for an individual customer (VAR) of the Communications segment that filed for bankruptcy. Included in the 2000 expense was $5.1 million for an individual customer (distributor) of the Electronics segment that filed for bankruptcy.

The allowance for doubtful accounts at December 31, 2001 of $15.3 million includes reserves to cover the two customer accounts mentioned above. The Company does not anticipate that any other major customers will be unable to pay for outstanding receivables.


Slow Moving and Obsolete Inventory Reserves

The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand. In circumstances where inventory levels are in excess of anticipated market demand, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value.

At December 31, 2001 and 2000, the Company had reserves for slow moving and obsolete inventory of $10.4 million and $10.8 million, respectively.


Debt Covenants

The Company's debt agreements require the Company to maintain certain financial ratios and a minimum level of net worth. The Company was in compliance with these agreements as of December 31, 2001. The Company anticipates the results of operations will improve for the year ending December 31, 2002 and thereafter and the likelihood of a material default on its debt agreements is negligible absent any material negative trend affecting the world economy as a whole. The Company also believes its lenders would accept modifications or provide waivers to these agreements if necessary. However, the Company's expectations of future operating results and continued compliance with its debt agreements cannot be assured and the lenders' actions are not controllable by the Company.


OUTLOOK

During 2001, the Company experienced the impact of the general slowdown in the world economy. Accordingly, reduced sales volumes adversely affected the Company's operating results. As a result, the Company implemented cost-saving initiatives that included personnel reductions, working capital management and curtailed capital spending from planned levels. The Company was able to generate $73 million in cash flow from operations and utilized $39 million of these funds to reduce outstanding borrowings.

The Company anticipates that market conditions in 2002 for its Communications segment will include excess production capacity, enhanced sales-price pressures and continued utilization of thinly capitalized VARs for product distribution. In addition, the Company's European Communications segment is largely dependent on one customer in the United Kingdom. The cost-saving initiatives taken during 2001, coupled with continued cost reduction efforts in 2002, reflect the Company's adjustment of its cost structure to meet market demand.

Market conditions for the Company's Electronics segment are expected to remain constrained during 2002 and will include excess production capacity. The Company anticipates continued pricing pressure on products with networking applications and reduced demand for fiber optic products. In early 2002, the Company made further cost and staff reductions commensurate with anticipated market demand.

The Company anticipates the slowdown will continue into 2002 for most geographic and market segments. Increases in revenues and operating income will be largely dependent on the level of investment by the technology and communications industries and on the timing of any general economic recovery. The Company currently anticipates a gradual recovery in the latter part of 2002; however, the Company anticipates that 2002 revenues may be 5 % below those of 2001. The Company's cost reduction efforts should partly offset the impact of lower revenues, as they will provide increased operating leverage on lower revenues.


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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the general unsettled economic conditions in the United States and Europe (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including the Company's achievement of cost-saving and profit improvement initiatives within its Communications segment); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and on sales to one large telecommunications company in the United Kingdom); general industry and market conditions and growth rates; and other factors noted elsewhere in this Annual Report on Form 10-K and other Securities Exchange Act filings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates and certain commodity prices, as well as concentrations of credit. Each of these is discussed below.

Interest Rate Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's short-term and long-term debt obligations, the table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2001.

                                                   Expected Maturity Dates
                              ------------------------------------------------------------     Fair
                                 2002      2003      2004      2005      2006   Thereafter    Value
                              -------   -------   -------   -------   -------   ----------   ------
(in millions, except rates)
Fixed-rate
   debt obligations                                         $ 15.0    $ 15.0       $ 45.0    $ 71.2
Average interest rate                                         6.92%     6.92%        6.92%

Fixed-rate
   debt obligations                               $ 64.0                                     $ 66.2
Average interest rate                               7.60%

Fixed-rate
   debt obligations                                                   $ 44.0                 $ 45.4
Average interest rate                                                   7.75%

Fixed-rate
   debt obligations                                                                $ 17.0    $ 17.5
Average interest rate                                                                8.06%

Variable-rate debt
   obligations                $ 34.7                                                         $ 34.7
Average interest rate           2.98%

Foreign Exchange Rate Risk

The following table provides information about the Company's financial instruments that are sensitive to changes in foreign currency rates. The Company has certain borrowings under available credit facilities denominated in multiple foreign currencies in order to align a portion of the Company's borrowings in the same currencies as those of the anticipated cash flows of its international operations.

                                                   Expected Maturity Dates
                              ------------------------------------------------------------     Fair
                                 2002      2003      2004      2005      2006   Thereafter    Value
                              -------   -------   -------   -------   -------   ----------   ------
(in millions, except rates)
Variable-rate euro
   debt                       $  452                                                         $  452
Average interest rate           6.64%

Variable-rate Australian
   dollar debt                $1,162                                                         $1,162
Average interest rate           7.00%

Variable-rate Hungarian
   forint debt                $   17                                                         $   17
Average interest rate           8.25%

Commodity Price Risk

The Company is a purchaser of certain commodities, primarily copper. The Company uses fixed-price purchase commitments to reduce the effect of changing commodity prices over the time frame required to reflect cost changes in sales price for the Company's products. The Company does not speculate on commodity prices. The following table presents the purchase commitments by the notional amount in pounds, the weighted average contract price, and total dollar amounts by expected maturity date. In addition, the table presents the physical inventory of copper at December 31, 2001 by the amount of pounds held at average cost. The fair value of purchase commitments and physical inventory as of December 31, 2001 is also presented.


                                                       Expected
                                                    Maturity Dates
                                                 -------------------        Fair
                                                    2002        2003       Value
                                                 -------     -------     -------
(in millions, except average price)
Purchase commitments
   Commitment volume (pounds)                        2.8          --
   Weighted average price (per pound)            $0.7439          --
   Commitment amounts                            $   2.1          --     $   1.8

On-hand copper rod at December 31, 2001
   Pounds on hand                                    2.3          --
   Weighted average price (per pound)            $0.6783          --
   Total value on hand                           $   1.6          --     $   1.5

Credit Risk

The Company sells its products to many customers in several markets across multiple geographic areas. Certain customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 56% and 51% of revenues in 2001 and 2000, respectively. During 2001, the Company recorded total bad debt expense of $8.9 million. Included in this amount was $8.4 million related to a single financially troubled VAR that purchased Communications segment products. During 2000, the Company recorded total bad debt expense of $5.9 million. Included in this amount was $5.1 million related to a single failed North American distributor of Electronics segment products. In December 2001, the Company recorded an $8.3 million receivable related to "take-or-pay" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2001; however, it was paid in February 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP

St. Louis, Missouri
January 31, 2002

CONSOLIDATED BALANCE SHEETS

December 31,                                                  2001         2000
------------                                              --------     --------
(in thousands, except par value and number of shares)
ASSETS
Current assets
   Cash and cash equivalents                              $  2,799     $  7,396
   Receivables, less allowance for doubtful accounts
      of $15,349 at 2001 and $6,672 at 2000                105,865      156,195
   Inventories                                             154,207      175,331
   Income taxes receivable                                  14,527           --
   Deferred income taxes                                     7,078       12,535
   Other current assets                                      2,470        3,116
                                                          --------     --------
       Total current assets                                286,946      354,573

Property, plant and equipment, less accumulated
   depreciation                                            355,852      355,415
Goodwill, less accumulated amortization
   of $13,409 at 2001 and $11,232 at 2000                   74,016       80,552
Other long-lived assets                                      5,876        5,228
                                                          --------     --------
                                                          $722,690     $795,768
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities             $  76,816    $ 142,871
    Income taxes payable                                        --        4,352
                                                          --------     --------
       Total current liabilities                            76,816      147,223

Long-term debt                                             234,703      272,630
Postretirement benefits other than pensions                 11,580       12,242
Deferred income taxes                                       69,614       61,049
Other long-term liabilities                                 15,732       14,955

Stockholders' equity
   Preferred stock, par value $.01 per share,
      25,000,000 shares  authorized, no shares
      outstanding                                               --           --
   Common stock, par value $.01 per share,
      100,000,000 shares authorized, 26,203,603
      issued, and 24,760,351 and 24,429,542 shares
      outstanding at 2001 and 2000, respectively               262          262
   Additional paid-in capital                               43,773       47,379
   Retained earnings                                       323,671      297,625
   Accumulated other comprehensive loss                    (26,625)     (21,933)
   Unearned deferred compensation                           (1,233)          --
   Treasury stock, at cost, 1,443,252 and 1,774,061
      shares at 2001 and 2000, respectively                (25,603)     (35,664)
                                                          --------     --------
      Total stockholders' equity                           314,245      287,669
                                                          --------     --------
                                                          $722,690     $795,768
                                                          ========     ========

---------------
See accompanying notes.

CONSOLIDATED INCOME STATEMENTS

Years Ended December 31,                                          2001          2000         1999
------------------------                                    ----------    ----------   ----------
(in thousands, except per share amounts)
Revenues                                                    $  939,988    $1,135,336   $  818,614
Cost of sales                                                  771,082       903,749      638,982
                                                            ----------    ----------   ----------
   Gross profit                                                168,906       231,587      179,632

Selling, general and administrative expenses                   114,832       125,388       97,701
Amortization of goodwill                                         2,136         2,214        2,041
Other operating earnings                                        (8,318)           --           --
                                                            ----------    ----------   ----------
   Operating earnings                                           60,256       103,985       79,890

Nonoperating earnings                                           (1,200)           --           --
Interest expense                                                18,585        20,107       14,042
                                                            ----------    ----------   ----------
   Income from continuing operations before taxes and
      cumulative effect of change in accounting principle       42,871        83,878       65,848

Income taxes                                                    11,662        31,035       24,857
                                                            ----------    ----------   ----------
   Income from continuing operations before cumulative
      effect of change in accounting principle                  31,209        52,843       40,991

Income from discontinued business, net of
   tax expense of $54                                               --            --           89

Loss on disposal of discontinued business,
   net of tax benefit of $3,123                                     --            --       (5,150)
                                                            ----------    ----------   ----------
   Income before cumulative effect of change in
      accounting principle                                      31,209        52,843       35,930

Cumulative effect of change in accounting principle               (251)           --           --
                                                            ----------    ----------   ----------
   Net income                                               $   30,958    $   52,843   $   35,930
                                                            ----------    ----------   ----------
   Basic average shares outstanding                             24,499        24,405       24,355
   Basic earnings per share from continuing operations
      before cumulative effect of change in accounting
      principle                                             $     1.27    $     2.17   $     1.68
   Basic earnings per share before cumulative effect of
      change in accounting principle                        $     1.27    $     2.17   $     1.48
   Basic earnings per share                                 $     1.26    $     2.17   $     1.48
                                                            ----------    ----------   ----------
   Diluted average shares outstanding                           24,766        24,675       24,468
   Diluted earnings per share from continuing operations
      before cumulative effect of change in accounting
      principle                                             $     1.26    $     2.14   $     1.68
   Diluted earnings per share before cumulative effect of
      change in accounting principle                        $     1.26    $     2.14   $     1.47
   Diluted earnings per share                               $     1.25    $     2.14   $     1.47

---------------
See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS

Years Ended December 31,                                                    2001         2000         1999
------------------------                                               ---------    ---------    ---------
(in thousands)
Cash flow from operating activities
   Income from continuing operations before cumulative effect of
      change in accounting principle                                   $  31,209    $  52,843    $  40,991
   Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to
      net cash provided by operating activities
         Depreciation                                                     38,151       35,319       28,309
         Amortization                                                      2,141        2,216        2,049
         Deferred income tax provision                                     9,644        6,719        5,577
         Gain on business divestiture                                     (1,200)          --           --
         Other, net                                                          508           --           --
      Changes in operating assets and liabilities(1)
         Receivables                                                      46,147      (25,061)     (13,793)
         Inventories                                                      18,294      (41,854)      (2,274)
         Accounts payable and accrued liabilities                        (58,481)       9,771        7,847
         Current and deferred income taxes, net                          (14,501)      19,714        1,524
         Other assets and liabilities, net                                   832          131        3,407
                                                                       ---------    ---------    ---------
          Net cash provided by operating activities                       72,744       59,798       73,637
Cash flows from investing activities
   Capital expenditures                                                  (37,072)     (34,130)     (24,863)
   Cash used to acquire businesses                                            --      (15,485)    (197,557)
   Proceeds from business divestiture                                      1,400           --       27,433
   Proceeds from disposal of property                                        247        2,092        1,884
                                                                       ---------    ---------    ---------
         Net cash used for investing activities                          (35,425)     (47,523)    (193,103)
Cash flows from financing activities
   Net borrowings/ (payments) under long-term
      credit facility and credit agreements                              (38,635)      (4,609)       5,501
   Proceeds from private placement of debt                                    --           --      125,000
   Exercise of stock options                                               1,515          852        1,003
   Cash dividends paid                                                    (4,895)      (4,880)      (4,882)
                                                                       ---------    ---------    ---------
         Net cash provided by/ (used for) financing activities           (42,015)      (8,637)     126,622
Cash flows from discontinued operations
   Loss from discontinued operations                                          --           --       (5,061)
   Adjustments to reconcile loss from discontinued
      operations to net cash provided by/ (used for) discontinued
      operations
         Depreciation and amortization                                        --           --          986
         Loss on disposal and other noncash charges                           --           --        8,273
         Changes in operating assets and liabilities of discontinued
            operations                                                        --           --      (10,157)
         Capital expenditures                                                 --           --         (416)
                                                                       ---------    ---------    ---------
Net cash used for discontinued operations                                     --           --       (6,375)
Effect of exchange rate changes on cash and cash equivalents                  99         (116)        (198)
                                                                       ---------    ---------    ---------
Increase/(decrease) in cash and cash equivalents                          (4,597)       3,522          583
Cash and cash equivalents, beginning of year                               7,396        3,874        3,291
                                                                       ---------    ---------    ---------
Cash and cash equivalents, end of year                                 $   2,799    $   7,396    $   3,874
                                                                       =========    =========    =========

---------------
(1)  Net of the effects of exchange rate changes and acquired businesses.

See accompanying notes

CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS

                                                                                                               Accumulated
                                    Common Stock     Additional              Treasury Stock        Unearned          Other
                                 ------------------     Paid-In  Retained  ------------------      Deferred  Comprehensive
                                  Shares     Amount     Capital  Earnings   Shares     Amount  Compensation           Loss     Total
                                 -------  ---------  ----------  --------  -------  ---------  ------------  -------------  --------
(in thousands)
Balance at December 31, 1998     26,204       $262     $48,482  $218,605   (1,875)  $(38,823)      $    --       $ (8,859) $219,667

Net income                                                        35,930                                                     35,930
Foreign currency translation
   adjustments                                                                                                     (4,191)   (4,191)
                                                                                                                           --------
   Comprehensive income                                                                                                      31,739
Issuance of common stock
   Stock options                                          (331)                31        959                                    628
   Employee stock purchase plan                           (193)                18        568                                    375
Cash dividends ($.05 per share)                                   (4,882)                                                    (4,882)
                               --------   --------    --------  --------  -------   --------      --------       --------  --------
Balance at December 31, 1999     26,204        262      47,958   249,653   (1,826)   (37,296)           --        (13,050)  247,527

Net income                                                        52,843                                                     52,843
Foreign currency translation
   adjustments                                                                                                     (8,883)   (8,883)
                                                                                                                           --------
   Comprehensive income                                                                                                      43,960
Issuance of common stock
   Stock options                                          (654)                48      1,506                                    852
   Stock compensation                                       75                  4        126                                    201
Cash dividends ($.05 per share)                                   (4,871)                                                    (4,871)
                               --------   --------    --------  --------  -------   --------      --------       --------  --------
Balance at December 31, 2000     26,204        262      47,379   297,625   (1,774)   (35,664)           --        (21,933)  287,669

NET INCOME                                                        30,958                                                     30,958
FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                                                                                                     (2,541)   (2,541)
UNREALIZED LOSS ON DERIVATIVE
   INSTRUMENTS                                                                                                       (245)     (245)
MINIMUM PENSION LIABILITY                                                                                          (1,906)   (1,906)
                                                                                                                           --------
   COMPREHENSIVE INCOME                                                                                                      26,266
ISSUANCE OF COMMON STOCK
   STOCK OPTIONS                                        (1,013)                80      2,528                                  1,515
   STOCK COMPENSATION                                     (345)                66      2,086        (1,741)                      --
   EMPLOYEE STOCK PURCHASE PLAN                         (2,248)               185      5,447                                  3,199
AMORTIZATION OF UNEARNED
   DEFERRED COMPENSATION                                                                               508                      508
CASH DIVIDENDS ($.05 PER SHARE)                                   (4,912)                                                    (4,912)
                               --------   --------    --------  --------  -------   --------      --------       --------  --------
Balance at December 31, 2001     26,204       $262     $43,773  $323,671   (1,443)  $(25,603)      $(1,233)      $(26,625) $314,245
                               ========   ========    ========  ========  =======   ========      ========       ========  ========

---------------
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Belden Inc. (the Company) designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. The Company has manufacturing facilities in North America, Europe and Australia.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with maturities of 3 months or less.


Inventories

Inventories, including raw materials, work-in-process and finished goods, are carried at cost or, if lower, market value. On the basis of current costs, 71% and 69% of inventories in 2001 and 2000, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories were carried on the first-in, first-out (FIFO) method.


Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets, generally 5 years for business information systems, 10 to 40 years for buildings and 5 to 12 years for machinery and equipment, using primarily the straight-line method.


Intangibles

Goodwill is related to businesses acquired and, prior to the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, was amortized over 40 years using the straight-line method.


Revenue Recognition

Revenue is recognized in the period title to product passes to customers. Provisions are recorded for anticipated returns and bad debts.


Minimum Requirements Contract

Amounts recognized under minimum requirements ("take-or-pay") contracts are classified in other operating earnings.


Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable due to the recognition of revenues and expenses in different periods for income tax and financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. In the first quarter of 2001, the Company determined under Accounting Principles Board Opinion (APB) No. 23, Accounting for Income Taxes - Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Research and Development

Research and development expenditures are charged to expense as incurred. Expenditures for research and development sponsored by the Company were $8.2 million, $7.7 million and $8.7 million for 2001, 2000 and 1999, respectively.


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


Financial Risk Management

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a negative transition adjustment upon adoption of the standard to recognize its outstanding derivative instruments at fair value. This transition adjustment represented an approximate $251 thousand ($387 thousand pretax) loss or $(0.01) per share - diluted that was reflected on the Consolidated Income Statement as the cumulative effect of change in accounting principle. The Company also recorded a negative transition adjustment of approximately $317 thousand ($484 thousand pretax) in Accumulated Other Comprehensive Loss to recognize a previously deferred loss on an interest rate forward derivative. The portion of the transition adjustment recorded in Accumulated Other Comprehensive Loss as of January 1, 2001 that the Company recognized into earnings during the twelve months ended December 31, 2001 was not material to the financial statements.

The Company is exposed to various market risks such as changes in interest rates, currency exchange rates and commodity pricing. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed 12 months.


Commodity Price Management

Raw materials used by the Company, primarily copper, are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. As part of its financial risk management strategy, the Company purchased exchange-traded forward contracts to manage its exposure to changes in copper costs during 2001. The copper forward contracts obligated the Company to make or receive a payment equal to the net change in the value of each contract at its maturity. Due to the Company's limited derivative activity, the relatively short tenors of such activity and the expected immaterial impact of derivative valuation gains and losses on financial results, the Company elected to treat these copper forward contracts as derivatives not designated as hedges in accordance with SFAS No. 133. The Company recognized a fair value adjustment loss of $686 thousand ($1.0 million pretax) on these contracts during 2001. At December 31, 2001, the Company was not a party to any outstanding copper forward contracts.

Currency Rate Management

The Company manufactures and sells its products in a number of countries throughout the world, and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's currency rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. The Company's currency rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, the Company will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less.

The Company did not have any foreign currency derivatives outstanding at December 31, 2001 and did not employ foreign currency derivatives during the year then ended.


Management of Investment in International Subsidiaries

The Company generally views as long-term its investments in international subsidiaries with functional currencies other than the United States dollar. As a result, the Company does not generally use derivatives to manage these net investments. In terms of foreign currency translation risk, the Company is exposed primarily to the euro, the British pound, the Hungarian forint, the Canadian dollar and the Australian dollar.

The Company's net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $112 million and $102 million at December 31, 2001 and 2000, respectively.


Impact of Pending Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142 effective for fiscal years beginning after December 15, 2001.

SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting under SFAS No. 142 beginning in the first quarter of 2002. Based on the Company's current levels of goodwill and indefinite-lived intangible assets, application of the nonamortization provisions of SFAS No. 142 is expected to result in an approximate $1.4 million ($2.1 million pretax) increase in net income. During 2002, the Company will perform the required impairment tests on goodwill and indefinite-lived intangible assets as of January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and certain accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business recognized as a discontinued operation under APB No. 30, two accounting models existed for long-lived assets selected for disposition. With the issuance of SFAS No. 144, the FASB established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets selected for disposition. The Company will apply the new rules of accounting under SFAS 144 beginning in the first quarter of 2002.


Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Reclassifications

Certain reclassifications have been made to prior year amounts to make them comparable to current year classifications.


NOTE 3: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

Years Ended December 31,                           2001        2000        1999
------------------------                        -------     -------     -------
(in thousands, except per share amounts)
Numerator
   Income from continuing operations before
      cumulative effect of change in
      accounting principle                      $31,209     $52,843     $40,991
   Income before cumulative effect of change
      in accounting principle                   $31,209     $52,843     $35,930
   Net income                                   $30,958     $52,843     $35,930
                                                -------     -------     -------
Denominator
   Denominator for basic earnings per
      share - weighted-average shares            24,499      24,405      24,355
   Effect of dilutive employee stock options        267         270         113
                                                -------     -------     -------
   Denominator for diluted earnings per
      share - adjusted weighted-average
      shares                                     24,766      24,675      24,468
                                                -------     -------     -------
Basic earnings per share from continuing
   operations before cumulative effect of
   change in accounting principle               $  1.27     $  2.17     $  1.68

Basic earnings per share before cumulative
   effect of change in accounting principle     $  1.27     $  2.17     $  1.48
Basic earnings per share                        $  1.26     $  2.17     $  1.48
                                                -------     -------     -------
Diluted earnings per share from continuing
   operations before cumulative effect of
   change in accounting principle               $  1.26     $  2.14     $  1.68
Diluted earnings per share before cumulative
   effect of change in accounting principle     $  1.26     $  2.14     $  1.47
Diluted earnings per share                      $  1.25     $  2.14     $  1.47
                                                -------     -------     -------

NOTE 4: ACQUISITIONS

During 2000 and 1999, the Company acquired the entities described below. Each of these acquisitions was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. Operating results of each acquisition are included in the Company's consolidated results since its respective acquisition date.

o On April 3, 2000, the Company purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom (Manchester) for cash of approximately $15 million. The Company recorded goodwill of $2.4 million related to the acquisition. Manchester manufactures and markets metallic cable products primarily for the British communications market and is the sole supplier of metallic communications cables to British Telecom.

o On October 25, 1999, the Company purchased for cash of approximately $17 million, Dorfler Kabelwerk GmbH (Dorfler), Klosterneuburg, Austria and Duna Kabel Kft. (Duna), Budapest, Hungary from Siemens Aktiengesellschaft. The Company recorded $7.7 million of goodwill with respect to the transaction. Dorfler and Duna manufacture and market copper communications and specialty electronics cables for the communications and industrial markets.

o On June 28, 1999, the Company acquired all of the outstanding shares of Cable Systems Holding Company (Holdings) and its subsidiary Cable Systems International Inc. (CSI), Phoenix, Arizona. CSI manufactures and markets copper cable products used mainly for communications applications in the United States. The consideration paid in connection with the transaction totaled $183.5 million. This amount includes payment of the outstanding amounts owed by Holdings and CSI under a credit agreement and amounts owed to holders of preferred stock of Holdings. No goodwill was recorded with respect to this transaction.

     The CSI acquisition was funded with a $125 million short-term bridge loan as well as funds available under existing credit arrangements. On September 9, 1999, the Company completed a private placement of $125 million in unsecured debt. The private placement was issued in tranches of $64 million, $44 million and $17 million which will mature in 5, 7 and 10 years from closing with stated interest rates of 7.60%, 7.74% and 7.95%, respectively. The proceeds of the private placement were used to pay off the borrowings under the short-term bridge loan. The note purchase agreement affecting the private placement contains affirmative and negative covenants including minimum net worth and a maximum ratio of debt to total capitalization.

     The Company's pro forma unaudited information assuming the acquisition had been made at the beginning of 1999 is as follows:

Year Ended December 31,                                                     1999
-----------------------                                                 --------
(in thousands, except per share amounts)
Revenues                                                                $948,919
Cost of sales                                                            760,573
                                                                        --------
   Gross profit                                                          188,346
Selling, general and administrative expenses                             114,376
                                                                        --------
   Operating earnings                                                     73,970
Interest expense                                                          21,750
                                                                        --------
   Income from continuing operations before taxes and cumulative
      effect of change in accounting principle                            52,220
Income taxes                                                              19,756
                                                                        --------
   Income from continuing operations before cumulative effect of
      change in accounting principle                                    $ 32,464
                                                                        ========
Basic earnings per share                                                $   1.33
                                                                        ========
Diluted earnings per share                                              $   1.33
                                                                        ========

     Pro forma adjustments include primarily the impact of increased debt, adjusted values of assets, differing depreciation lives, redundant costs and certain reclassifications. In addition, certain portions of the CSI business were not acquired, including investments in affiliates accounted for under the equity method and two consolidated subsidiaries. Consolidated revenue attributable to the excluded consolidated entities was approximately $58.3 million for the year ended December 31, 1999.

     The unaudited pro forma results are provided for informational purposes only, should not be construed to be indicative of the Company's results of operations had the events described above been consummated on the date assumed and are not intended to project the Company's results of operations for any future periods.


NOTE 5: DISCONTINUED OPERATIONS AND BUSINESS DIVESTITURES

On May 7, 1999, the Company completed the sale of its Cord Products Division, which had comprised the Cord Products segment, to Volex, Inc. The operating results of the Cord Products segment, including a first quarter 1999 provision for losses on the sale of $5.2 million ($8.3 million pretax), have been segregated from continuing operations and reported separately in the consolidated income statement.

Summarized financial information for the discontinued operation is as follows:

Year Ended December 31,                                                    1999
-----------------------                                               ---------
(in thousands)
Revenues                                                               $ 22,525
Income before tax                                                           143
Income, net of income taxes                                                  89
Loss on disposal of discontinued operations, net of
   tax benefit                                                         $ (5,150)

Included in income before tax is an allocation of interest expense based on the level of identifiable assets of the segment to total identifiable assets. These allocated costs were $181 thousand in the year ended December 31, 1999.

In February 2001, the Company completed the sale of its 70% ownership interest in MCTEC B.V. (MCTEC), Venlo, Netherlands to STS Biopolymers Inc. The Company received cash proceeds of approximately $1.4 million and recorded a gain in nonoperating earnings as a result of the transaction of $1.2 million before tax or $810 thousand ($0.03 per share - diluted) after tax. Operating earnings for MCTEC were $295 thousand and $195 thousand for 2000 and 1999, respectively.

NOTE 6: INVENTORIES

December 31,                                              2001             2000
------------                                         ---------        ---------
(in thousands)
Raw materials                                        $  39,710        $  46,671
Work-in-process                                          3,052            7,883
Finished goods                                         119,973          137,409
Perishable tooling and supplies                          7,735            7,312
                                                     ---------        ---------
                                                       170,470          199,275
Excess of current standard
   costs over LIFO costs                                (5,830)         (13,129)
Obsolescence and other reserves                        (10,433)         (10,815)
                                                     ---------        ---------
                                                     $ 154,207        $ 175,331
                                                     =========        =========

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

December 31,                                              2001             2000
------------                                         ---------        ---------
(in thousands)
Land and land improvements                           $  28,385        $  26,745
Buildings and leasehold improvements                   121,374          117,119
Machinery and equipment                                420,892          435,539
Construction in process                                 24,838           17,028
                                                     ---------        ---------
                                                       595,489          596,431
Accumulated depreciation                              (239,637)        (241,016)
                                                     ---------        ---------
                                                     $ 355,852        $ 355,415
                                                     =========        =========

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

December 31,                                              2001             2000
------------                                         ---------        ---------
(in thousands)
Trade accounts                                       $  43,034        $  91,306
Wages and related taxes                                  7,265           14,136
Employee benefits                                        7,291            9,702
Interest                                                 5,381            5,507
Other (individual items less than
   5% of total current liabilities)                     13,845           22,220
                                                     ---------        ---------
                                                     $  76,816         $142,871
                                                     =========         ========

NOTE 9: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

December 31,                                                 2001           2000
------------                                             --------       --------
(in thousands)
Variable-rate bank revolving
   credit agreement, due 2004                            $     --       $     --

Short-term borrowings,
   effective interest rate 2.98%
   at December 31, 2001                                    34,703         72,630

Medium-term notes, face amount
   of $75,000, due from 2005
   through 2009, effective interest
   rate 6.92%                                              75,000         75,000

Medium-term notes, face amount
   of $64,000, due 2004,
   effective interest rate 7.60%                           64,000         64,000

Medium-term notes, face amount
   of $44,000, due 2006,
   effective interest rate 7.75%                           44,000         44,000

Medium-term notes, face amount
   of $17,000, due 2009,
   effective interest rate 8.06%                           17,000         17,000
                                                         --------       --------
                                                         $234,703       $272,630
                                                         ========       ========

The Company entered into a new credit agreement with a group of 7 banks in June 2001 (New Credit Agreement). The New Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The banks party to the New Credit Agreement can advance loans to the Company based on their respective commitments (syndicated loans). Syndicated loans accrue interest at the option of the Company at LIBOR plus 0.60% to 1.25%, or the higher of the prime rate or the federal funds rate plus 0.50%. The lead bank party to the New Credit Agreement can also advance loans to the Company up to an aggregate outstanding principal amount not exceeding $15 million (swing loans). Swing loans accrue interest at the higher of the prime rate or the federal funds rate plus 0.50%. A facility fee of 0.15% to 0.50% per annum is charged on the aggregate $150 million credit. The facility includes certain covenants, including maintenance of a maximum debt-to-total-capitalization ratio, maintenance of a minimum interest coverage ratio and maintenance of a minimum amount of consolidated tangible net worth. The New Credit Agreement replaces the $200 million credit agreement dated November 1996 between the Company and a group of 7 banks that would have expired in November 2001 (Old Credit Agreement). The Company cancelled the Old Credit Agreement in June 2001.

The short-term borrowings relate to unsecured, uncommitted arrangements with 8 banks under which the Company may borrow up to $105 million at prevailing interest rates. At December 31, 2001, these borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

In 1999, the Company completed a private placement of $64 million, $44 million and $17 million of unsecured medium-term notes. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of a maximum debt-to-total-capitalization ratio and maintenance of a minimum amount of consolidated net worth.

In 1997, the Company completed a private placement of $75 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature 12 years from closing with an average life of 10 years. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum debt-to-total-capitalization ratio and maintenance of a minimum amount of consolidated net worth.

Total interest paid, net of capitalized interest, during 2001, 2000 and 1999 was $18.0 million, $20.5 million and $11.5 million, respectively.

Payments due on medium-term notes during each of the five years subsequent to December 31, 2001 are as follows:

(in thousands)
     2002                                                          $     --
     2003                                                                --
     2004                                                            64,000
     2005                                                            15,000
     2006                                                            59,000
     Thereafter                                                      62,000
                                                                   --------
                                                                   $200,000
                                                                   ========

NOTE 10: INCOME TAXES

Effective October 6, 1993, the Company and its former owner, Cooper Industries, Inc. (Cooper), entered into a Tax Sharing and Separation Agreement (Tax Agreement). Pursuant to the Tax Agreement, the Company and Cooper made an election in connection with the initial public offering of the Company's stock under Section 338(h)(10) of the Internal Revenue Code. The effect of this election is to increase the tax basis of the Company's assets. This additional basis increases income tax deductions and accordingly reduces income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company pays to Cooper the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit associated with the amortization of the allocated cost of certain intangibles, such as goodwill) as realized on a quarterly basis and calculated by comparing the Company's actual taxes to the taxes that would have been owed had the increase in basis not occurred. The amount required to be paid to Cooper is subject to certain adjustments if certain business combinations or other acquisitions involving the Company occur. Except for the retained 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax basis of the Company's assets.

The effect of the retained 10% benefit upon the income tax provisions reflected in the accompanying income statements is to reduce these provisions for the years ended December 31, 2001, 2000 and 1999 by $1.2 million, $1.2 million and $1.1 million, respectively.

The net tax expense of $11.7 million for the year ended December 31, 2001 reflects the favorable resolution of a prior-period tax contingency of $2.3 million and a reduction in the effective annual income tax rate from 37.0% to 32.5%. The lower effective tax rate was due primarily to the Company no longer recording, effective January 1, 2001, a provision for residual United States income tax on certain undistributed foreign earnings. The Company does not anticipate the repatriation of such earnings to the United States within the foreseeable future. Residual United States income taxes were not recorded on $7.0 million of undistributed foreign earnings for the year ended December 31, 2001.

Years Ended December 31,                           2001        2000       1999
------------------------                         -------     -------    -------
(in thousands)
Income from continuing operations before
   taxes and cumulative effect of change
   in accounting principle
      United States operations                   $31,546     $70,001    $57,564
      Foreign operations                          11,325      13,877      8,284
                                                 -------     -------    -------
                                                 $42,871     $83,878    $65,848
                                                 =======     =======    =======
Income tax expense
   Currently payable
      United States federal                      $   253     $17,600    $14,826
      United States state and local                  (33)      3,596      3,643
      Foreign                                      1,798       3,120      2,899
                                                 -------     -------    -------
                                                   2,018      24,316     21,368
   Deferred
      United States federal                        7,333       4,688      2,809
      United States state and local                1,132         294        421
      Foreign                                      1,179       1,737        259
                                                 -------     -------    -------
                                                   9,644       6,719      3,489
                                                 -------     -------    -------
Total income tax expense                         $11,662     $31,035    $24,857
                                                 -------     -------    -------
Total income taxes paid, net of refunds (1)      $14,732     $15,337    $16,806
                                                 =======     =======    =======

---------------
(1)  Included in 2001, 2000 and 1999 taxes paid are $10,200, $8,700 and $12,400, respectively, paid to Cooper in accordance with the Tax Agreement.

Years Ended December 31,                             2001       2000       1999
------------------------                             ----       ----       ----
Effective tax rate reconciliation
   United States federal statutory rate              35.0%      35.0%      35.0%
   State and local income taxes                       2.6        2.8        3.8
   Lower foreign tax rates and other                 (5.1)      (0.8)      (1.0)
   Favorable resolution of prior-period
      tax contingency                                (5.3)        --         --
                                                     ----       ----       ----
      Effective tax rate                             27.2%      37.0%      37.8%
                                                     ====       ====       ====

December 31,                                             2001            2000
                                                       --------        --------
(in thousands)
Components of deferred tax balances
   Deferred tax liabilities, net
      Plant, equipment and intangibles                 $(80,070)       $(70,889)
      Postretirement benefits                            10,456           9,840
                                                       --------        --------
                                                        (69,614)        (61,049)
                                                       --------        --------
   Deferred tax assets
      Reserves and accruals                               7,078          12,535
                                                       --------        --------
Net deferred tax liability                             $(62,536)       $(48,514)
                                                       ========        ========

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Agreement with Cooper.

NOTE 11: RETIREMENT PLANS

Substantially all employees are covered by defined benefit or defined contribution pension plans maintained by the Company. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee's compensation and in certain plans a partial matching of employees' salary deferrals with Company common stock. Defined contribution expense for the years ended December 31, 2001, 2000 and 1999 was $5.7 million, $6.2 million and $5.0 million, respectively.

The Company sponsors an unfunded postretirement benefit plan (medical and life insurance benefits) for employees who retired prior to 1989 (as well as certain other employees who were near retirement and elected to receive certain benefits). The net actuarial gain/(loss) in excess of a 10% corridor, the prior service cost and the transition asset or obligation are being amortized over the average remaining service period of active participants on a straight-line basis.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets for the years ended December 31, 2001 and 2000, and a statement of the funded status as of December 31, 2001 and 2000:

                                                     PENSION BENEFITS               OTHER BENEFITS
                                                 ------------------------      ------------------------
Years Ended December 31,                            2001           2000           2001           2000
                                                 ---------      ---------      ---------      ---------
(in thousands)
Change in benefit obligation
   Benefit obligation, beginning of year         $(133,418)     $(129,128)     $ (18,133)     $ (14,028)
   Service cost                                     (5,942)        (5,076)           (31)           (29)
   Interest cost                                    (8,815)        (8,726)        (1,300)        (1,125)
   Plan participants' contributions                   (481)          (400)           (64)           (97)
   Amendments                                           --             --            874             --
   Transfers in                                         --           (153)            --             --
   Actuarial gain/(loss) and other                   5,658         15,632           (815)        (1,977)
   Assumption change                                (3,511)            --           (583)        (2,908)
   Plan change                                           7             --             --             --
   Acquisition                                          --        (14,043)            --             --
   Benefits paid                                     5,983          8,476          1,837          2,031
                                                 ---------      ---------      ---------      ---------
     Benefit obligation, end of year             $(140,519)     $(133,418)     $ (18,215)     $ (18,133)
                                                 =========      =========      =========      =========

Change in plan assets
   Fair value of plan assets, beginning          $ 136,450      $ 137,204      $      --      $      --
     of year
   Actual return on plan assets                    (10,627)       (10,318)            --             --
   Acquisition                                          --         16,582             --             --
   Employer contributions                            2,476            736          1,773          1,934
   Plan participant contributions                      481            400             64             97
   Transfers in                                         --            153             --             --
   Expenses paid                                        --            169             --             --
   Benefits paid                                    (5,983)        (8,476)        (1,837)        (2,031)
                                                 ---------      ---------      ---------      ---------
     Fair value of plan assets, end of year      $ 122,797      $ 136,450      $      --      $      --
                                                 =========      =========      =========      =========

Funded status
   Funded status                                 $ (17,722)     $   3,032      $ (18,215)     $ (18,133)
   Unrecognized net actuarial (gain)/loss            6,463        (15,941)         8,173          7,261
   Unrecognized prior service cost                    (249)          (273)        (1,538)        (1,370)
                                                 ---------      ---------      ---------      ---------
     Accrued benefit cost                        $ (11,508)     $ (13,182)     $ (11,580)     $ (12,242)
                                                 =========      =========      =========      =========

Amounts recognized in the balance sheets
   Prepaid benefit cost                          $   2,916      $   3,249      $      --      $      --
   Accrued benefit liability                       (17,548)       (16,431)       (11,580)       (12,242)
   Noncurrent deferred taxes                         1,218             --             --             --
   Additional minimum pension liability              1,906             --             --             --
                                                 ---------      ---------      ---------      ---------
     Net amount recognized                       $ (11,508)     $ (13,182)     $ (11,580)     $ (12,242)
                                                 =========      =========      =========      =========

Certain of the pension plans had projected benefit obligations in excess of plan assets. The net unfunded status of these plans was $17.7 million and $10.3 million at December 31, 2001 and 2000, respectively. The table below shows the components of the net unfunded status of these plans:

                                                     PENSION BENEFITS               OTHER BENEFITS
                                                 ------------------------      ------------------------
December 31,                                        2001           2000           2001           2000
                                                 ---------      ---------      ---------      ---------
(in thousands)
Funded status of plans with projected
benefit obligations in excess of plan
assets
   Benefit obligation, end of year               $(140,519)     $ (43,233)           N/A            N/A
   Fair value of plan assets, end of year          122,797         32,974            N/A            N/A
                                                 ---------      ---------      ---------      ---------
    Net unfunded status                           $(17,722)     $ (10,259)           N/A            N/A
                                                 =========      =========      =========      =========


Certain plans also had accumulated benefit obligations in excess of plan assets of $6.3 million and $2.7 million at December 31, 2001 and 2000, respectively. A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. As of December 31, 2001, the Company recorded a minimum pension liability of $3.3 million with offsets to noncurrent deferred taxes, other comprehensive income, and long-lived assets in the amounts of $1.2 million, $1.9 million, and $0.2 million, respectively.

                                                     PENSION BENEFITS               OTHER BENEFITS
                                                    -------------------           -------------------
December 31,                                        2001           2000           2001           2000
                                                    ----           ----           ----           ----
Weighted-average assumptions
   Discount rate                                    6.9%           6.9%           7.0%           7.5%
   Expected return of plan assets                   8.8%           8.7%            N/A            N/A
   Rate of compensation increase                    4.4%           4.4%            N/A            N/A
                                                    ----           ----           ----           ----

For measurement purposes, a 9.5% gross health care trend rate was used for benefits to be claimed in 2002. Trend rates were to decrease gradually to 5.5% in 2010 and remain at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2001 expense and year-end liabilities:

(in thousands)                                                                       1% Increase        1% Decrease
                                                                                     -----------        -----------
Effect on total of service and interest cost components                                 $   76           $   (69)
Effect on postretirement benefit obligation                                             $1,155           $(1,040)
                                                                                        ------           --------

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 2001, 2000 and 1999:

                                                           PENSION BENEFITS                         OTHER BENEFITS
                                                 ------------------------------------      ------------------------------------
Years Ended December 31,                           2001          2000          1999         2001           2000          1999
                                                 --------      --------      --------      --------      --------      --------
(in thousands)
Components of net periodic benefit cost
   Service cost                                  $  5,942      $  5,076      $  6,135      $     31      $     29      $     42
   Interest cost                                    8,815         8,726         7,496         1,300         1,125           933
   Expected return on plan assets                 (12,437)      (12,273)       (9,445)           --            --            --
   Amortization of prior service cost                 (30)          (30)          (30)         (706)         (619)         (619)
   Net (gain)/loss recognition                       (937)       (1,062)           16           482           209            77
   Transition (asset)/obligation recognition           --            --          (223)           --            --            --
                                                 --------      --------      --------      --------      --------      --------
     Net periodic benefit cost                   $  1,353      $    437      $  3,949      $  1,107      $    744      $    433
                                                 ========      ========      ========      ========      ========      ========

NOTE 12:  STOCK COMPENSATION PLANS

The Company has two forms of stock compensation plans, the Long-term Incentive Plan (Incentive Plan) and the Employee Stock Purchase Plan (Stock Purchase
Plan). Under the Incentive Plan, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. Under the terms of the Incentive Plan, options to purchase up to 3.8 million shares of Company common stock were reserved for issuance, were granted at not less than fair market value, become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. As of December 31, 2001, options to purchase approximately 1.6 million shares of Company common stock were outstanding and vested. At December 31, 2001, options to purchase 569 thousand shares of Company common stock were available for future grant under the Incentive Plan. Under the Stock Purchase Plan, all full-time employees in Canada, Germany, Netherlands and the United States receive an option to purchase Company common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date.

On February 14, 2001, the Company issued 66,000 shares of restricted stock to a number of its key employees. Participants will receive a stated amount of the Company's common stock provided they remain employed with the Company for 3 years from the grant date. This grant has been accounted for under APB No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of grants issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the awards is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock. At the grant date, the Company recognized unearned deferred compensation of $1.7 million. Unearned deferred compensation is amortized to earnings over the three-year vesting period. For the year ended December 31, 2001, the Company recognized compensation expense in the amount of $508 thousand related to the restricted stock grants.

With respect to the 1999 offering of the Stock Purchase Plan, on December 7, 2001, the Company sold 181,333 shares to 754 employees at $17.32 per share using existing treasury shares. With respect to the 2001 offering, at December 31, 2001, 1,204 participating employees had options to acquire up to 174,214 shares of common stock at the lesser of $15.26 per share or 85% of the market price on the exercise date of December 6, 2002. An aggregate of 1.3 million shares of common stock is currently reserved for issuance under the Stock Purchase Plan.

The Company accounts for stock options under APB No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for either the Incentive Plan or the Stock Purchase Plan. The effect of applying SFAS No. 123's fair value method to the Company's stock compensation is as follows:

                                                      2001                      2000                     1999
                                             ---------------------     ---------------------     ---------------------
                                                AS           PRO          As           Pro          As          Pro
Years Ended December 31,                     REPORTED       FORMA      Reported       forma      Reported      forma
                                             --------     --------     --------     --------     --------     --------
(in thousands, except per share amounts)
Income from continuing operations before
    cumulative effect of change in
    accounting principle                     $ 31,209     $ 28,484     $ 52,843     $ 48,896     $ 40,991     $ 38,241

Basic earnings per share from continuing
 operations before cumulative effect of
    change in accounting principle           $   1.27     $   1.16     $   2.17     $   2.00     $   1.68     $   1.57

Diluted earnings per share from
    continuing operations before
    cumulative effect of change in
    accounting principle                     $   1.26     $   1.15     $   2.14     $   1.98     $   1.68     $   1.56
                                             --------     --------     --------     --------     --------     --------

The fair value of common stock options was estimated at the date of grant using the Black-Scholes option-pricing model. For the years ended December 31, 2001, 2000 and 1999, assumptions used in the determination of the option fair value include the following:

Years Ended December 31,                          2001        2000        1999
                                                 -----       -----       -----
Dividend yield                                    4.09%       4.85%       6.76%
Expected volatility                              39.11%      43.03%      51.48%
Expected option life (in years)                   5.26        5.23        7.00
Risk-free interest rate                           4.61%       4.54%       4.75%
                                                 -----       -----       -----

For the years ended December 31, 2001, 2000, and 1999, the weighted average per share fair value of options granted under the Incentive Plan was $6.80, $4.83 and $4.59, respectively. For the years ended December 31, 2001 and 2000, the weighted average per share value of purchase rights granted under the Stock Purchase Plan was $4.19 and $5.78, respectively. The Black-Scholes option-pricing model was developed to estimate the fair value of market-traded options. Incentive stock options have certain characteristics, including vesting periods and non-transferability, which market-traded options do not possess. Due to the significant effect that changes in assumptions and differences in option characteristics might have on option fair values, the models may not accurately reflect the fair value of the options.

The following table summarizes the Company's stock option and restricted stock award activity and related information for the years ended December 31, 2001, 2000 and 1999:

Years Ended December 31,                      2001                        2000                      1999
------------------------             ----------------------      ---------------------     -----------------------
                                                   Weighted                   Weighted                    Weighted
                                                    Average                    Average                     Average
                                                   Exercise                   Exercise                    Exercise
                                      Options         Price      Options         Price       Options         Price
                                      -------      --------      -------      --------       -------      --------
Outstanding at beginning of year    2,243,200        $26.33    1,756,021        $27.60     1,743,694        $28.08

Granted                               507,500         22.87      622,000         21.89       309,500         20.83

Exercised                             (79,537)        17.66      (48,723)        18.03       (30,917)        18.29
Canceled                              (23,333)        26.47      (86,098)        24.52      (266,256)        24.23
                                    ---------        ------    ---------        ------     ---------        ------
Outstanding at end of year          2,647,830        $25.93    2,243,200        $26.34     1,756,021        $27.59
                                    =========        ======    =========        ======     =========        ======
Exercisable at end of year          1,651,032        $28.18    1,088,522        $29.18       694,553        $29.65
                                    =========        ======    =========        ======     =========        ======

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                               OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
     --------------------------------------------------------------------            -----------------------------
      Range of                        Weighted Average
      Exercise                               Remaining    Weighted Average                        Weighted Average
        Prices            Options     Contractual Life      Exercise Price             Options      Exercise Price
     ---------------------------------------------------------------------           -----------------------------
      $16 to 21           642,243            6.9 years              $18.11             563,242              $17.83
       21 to 27         1,074,380            8.5 years               23.68             222,583               21.98
       27 to 32           266,875            4.0 years               30.68             266,875               30.68
       32 to 37            65,500            4.7 years               35.19              65,500               35.19
       37 to 42           532,832            6.0 years               39.58             532,832               39.58
      ---------         ---------            ---------              ------           ---------              ------
      $16 to 42         2,581,830            7.0 years              $26.59           1,651,032              $28.18
      =========         =========            =========              ======           =========              ======

The following table summarizes the Company's restricted stock award activity and related information for the year ended December 31, 2001:

                                                                              RESTRICTED STOCK        ACCUMULATED
                                                                                AWARD SHARES           DIVIDENDS
                                                                              -----------------------------------
  Outstanding at beginning of year                                                      -               $     -
  Granted                                                                          66,000                13,200
  Issued                                                                                -                     -
  Forfeited                                                                             -                     -
                                                                                   ------               -------
  Outstanding at end of year                                                       66,000               $13,200
                                                                                   ======               =======


NOTE 13: CONTINGENT LIABILITIES

Various claims are asserted against the Company in the ordinary course of business including those pertaining to income tax examinations and product liability, customer, vendor and patent matters. Based on facts currently available, management believes that the disposition of the claims that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

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


NOTE 15:  COMMITMENTS

At December 31, 2001, the Company was not a party to any derivative contracts. At December 31, 2001, the Company was committed to purchase approximately 2.8 million pounds of copper, a one-month supply of the anticipated requirements for the Company's Communications segment, at an aggregate cost of $2.1 million. At December 31, 2001, there were unrealized losses of $0.3 million on these commitments. The commitments mature as follows:

  (in millions)
  -------------
  Quarter 1, 2002                                                                                              $2.1
  Quarter 2, 2002                                                                                                 -
  Quarter 3, 2002                                                                                                 -
  Quarter 4, 2002                                                                                                 -
  Thereafter                                                                                                      -


NOTE 16:  LEASES

Operating lease expense incurred primarily for office space and machinery and equipment was $4.5 million, $4.4 million and $4.1 million in 2001, 2000 and 1999, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2001 are as follows:

  (in thousands)
  --------------
  2002                                                                                                       $3,989
  2003                                                                                                        2,236
  2004                                                                                                        1,158
  2005                                                                                                          430
  2006                                                                                                          315
  Thereafter                                                                                                    150
                                                                                                             ------
                                                                                                             $8,278
                                                                                                             ======


NOTE 17: MAJOR CUSTOMERS, CONCENTRATIONS OF CREDIT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

MAJOR CUSTOMERS

Sales to two major customers were $157.8 million or 17% and $104.2 million or 11% of total revenues in 2001, $138.3 million or 12% and $158.8 million or 14% of total revenues in 2000, and $45.3 million or 6% and $134.4 million or 16% of total revenues in 1999.

CONCENTRATIONS OF CREDIT

The Company sells its products to many customers in several markets across multiple geographic areas. Certain customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 56% and 51% of revenues in 2001 and 2000, respectively. During 2001, the Company recorded total bad debt expense of $8.9 million. Included in this amount was $8.4 million related to a single financially troubled value added reseller that purchased Communications segment products. During 2000, the Company recorded total bad debt expense of $5.9 million. Included in this amount was $5.1 million related to a single failed North American distributor of Electronics segment products. In December 2001, the Company recorded an $8.3 million receivable related to "take-or-pay" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2001; however, it was paid in February 2002. At December 31, 2001 and 2000, the Company did not consider itself to have any significant concentrations of credit except for receivables from several operating units of its two major customers of $13.0 million and $23.2 million, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. At December 31, 2001 and 2000, the book values of cash and cash equivalents, trade receivables, trade payables and debt instruments, excluding the medium-term notes, are considered representative of their respective fair values. The book value of the medium-term notes at December 31, 2001 was $200 million. The fair value of the medium-term notes at December 31, 2001 was approximately $235 million estimated on a discounted cash flow basis using current obtainable rates for similar financing.

NOTE 18:  MINIMUM REQUIREMENTS CONTRACT

The Company has a contractual "take-or-pay" agreement with a Communications segment customer that requires the customer to purchase minimum quantities of product from the Company or pay the Company compensation according to contractual terms. During 2001, the customer did not make the minimum required purchases and the Company is entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $8.3 million in other operating earnings as "take-or-pay" compensation. This $8.3 million receivable was outstanding at December 31, 2001; however, it was paid in February 2002. The agreement further requires the customer to purchase minimum quantities of product from the Company in 2002 and provides additional compensation amounts under a sales incentive agreement. If the customer does not purchase product from the Company in 2002, "take-or-pay" compensation in the range of $8 million to $10 million will be due to the Company.

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                   Foreign         Unrealized                       Accumulated Other
                                                  Currency            Loss on    Minimum Pension   Comprehensive Loss
                                               Translation         Derivative          Liability
                                                Adjustment        Instruments
                                                ----------        -----------    ---------------   ------------------
(in thousands)
Balance at December 31, 1998                      $(8,859)               $  -              $   -             $(8,859)
            Current Period Change                  (4,191)                  -                  -              (4,191)

Balance at December 31, 1999                      (13,050)                  -                  -             (13,050)
            Current Period Change                  (8,883)                  -                  -              (8,883)

Balance at December 31, 2000                      (21,933)                  -                  -             (21,933)
            CURRENT PERIOD CHANGE                  (2,541)              (245)            (1,906)              (4,692)

BALANCE AT DECEMBER 31, 2001                     $(24,474)             $(245)           $(1,906)            $(26,625)


NOTE 20: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments - the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial and networking applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold chiefly to Local Exchange Carriers (LECs) either directly or through VARs designated by the LECs.

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

Business Segment Information

2001                                             ELECTRONICS         COMMUNICATIONS         OTHER       CONSOLIDATED
----                                             -----------         --------------         -----       ------------
(IN THOUSANDS)
REVENUES TO THIRD PARTIES                           $614,946               $325,042         $    -          $939,988
INTERSEGMENT REVENUES                                  7,847                 12,280       (20,127)                -
DEPRECIATION & AMORTIZATION                           27,142                 12,884           266             40,292
OPERATING EARNINGS/(LOSS)                             61,925                  6,283        (7,952)            60,256
INTEREST EXPENSE                                           -                      -        18,585             18,585
INCOME/(LOSS) FROM CONTINUING OPERATIONS
   BEFORE TAXES AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE
                                                      61,925                  6,283       (25,337)            42,871
IDENTIFIABLE ASSETS                                  422,355                285,718        14,617            722,690
ACQUISITION OF PROPERTY, PLANT & EQUIPMENT

                                                      19,902                 17,168             2             37,072


2000                                             Electronics         Communications         Other       Consolidated
----                                             -----------         --------------         -----       ------------
(in thousands)
Revenues to third parties                           $783,888               $351,448         $    -        $1,135,336
Intersegment revenues                                  6,508                 28,488       (34,996)                 -
Depreciation & amortization                           26,099                 11,190           246             37,535
Operating earnings/(loss)                             97,410                 16,683       (10,108)           103,985
Interest expense                                           -                      -        20,107             20,107
Income/(loss) from continuing operations
   before taxes and cumulative effect of
   change in accounting principle                     97,410                 16,683       (30,215)            83,878
Identifiable assets                                  481,012                304,805         9,951            795,768
Acquisition of property, plant & equipment
                                                      27,706                24,024(1)         319             52,049


(1) Includes $17,919 for acquired property, plant & equipment related to the Manchester acquisition.

1999                                             Electronics         Communications         Other       Consolidated
----                                             -----------         --------------         -----       ------------
(in thousands)
Revenues to third parties                           $692,272               $126,342          $   -          $818,614
Intersegment revenues                                  3,044                  5,761        (8,805)                 -
Depreciation & amortization                           25,425                  4,835            98             30,358
Operating earnings/(loss)                             79,651                  4,673        (4,434)            79,890
Interest expense                                           -                     -         14,042             14,042
Income/(loss) from continuing operations              79,651                  4,673       (18,476)            65,848
    before taxes and cumulative effect of
    change in accounting principle
Identifiable assets                                  471,224                235,469         5,771            712,464
Acquisition of property, plant & equipment
                                                                           160,203(2)          93
                                                     27,426(1)                                               187,722


(1) Includes $7,081 for acquired property, plant & equipment related to the Dorfler and Duna acquisitions. (2) Includes $155,778 for acquired property, plant & equipment related to the CSI acquisition.

Geographic Information

The following table identifies revenues by country based on the location of the customer and property, plant and equipment by country based on physical location.

                                     2001                              2000                             1999
                                     ----                              ----                             ----
                                    PERCENT    PROPERTY,              Percent   Property,              Percent   Property,
                                      OF       PLANT &                  of       Plant &                 of       Plant &
COUNTRY & REGION         REVENUES   REVENUE   EQUIPMENT    Revenues   Revenue   Equipment   Revenues   Revenue   Equipment
----------------         --------   -------   ---------    --------   -------   ---------   --------   -------   ---------
(in thousands)
UNITED STATES            $622,216       66%    $264,331    $777,489       69%    $267,490  $ 559,247       68%   $ 268,768

NETHERLANDS                12,208        1%      29,444      12,708        1%      33,418     13,574        2%      36,144
UNITED KINGDOM             88,044        9%      19,980      96,566        9%      17,676     23,067        3%           -
REST OF EUROPE             99,040       11%      19,447     115,340       10%      12,328    100,152       12%      16,823
                         --------      ---     --------  ----------      ---     --------   --------      ---    ---------

   TOTAL EUROPE           199,292       21%      68,871     224,614       20%      63,422    136,793       17%      52,967

REST OF WORLD             118,480       13%      22,650     133,233       11%      24,503    122,574       15%      27,351
                         --------      ---     --------  ----------      ---     --------   --------      ---    ---------
TOTAL                    $939,988      100%    $355,852  $1,135,336      100%    $355,415   $818,614      100%   $ 349,086
                         ========      ===     ========  ==========      ===     ========   ========      ===    =========



NOTE 21: QUARTERLY OPERATING RESULTS (UNAUDITED)

2001 (BY QUARTER)                                               1               2                3                4
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
REVENUES                                                 $251,828        $246,915         $236,475         $204,770
GROSS PROFIT                                               49,309          47,234           42,067           30,296
OPERATING EARNINGS                                         21,086          19,584            6,204           13,382
NET INCOME                                                 11,215           9,595            3,761            6,387

BASIC EARNINGS PER SHARE                                   $  .46          $  .39           $  .15           $  .26
DILUTED EARNINGS PER SHARE                                 $  .45          $  .39           $  .15           $  .26


2000 (by quarter)                                               1               2                3                4
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenues                                                 $228,009        $291,199         $306,257         $309,871
Gross profit                                               46,870          57,681           59,095           67,941
Operating earnings                                         19,374          25,109           28,824           30,678
Net income                                                  9,359          12,474           14,802           16,208

Basic earnings per share                                   $ 0.38          $ 0.51           $ 0.61           $ 0.66
Diluted earnings per share                                 $ 0.38          $ 0.50           $ 0.60           $ 0.66




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference to "Proposal, Election of Director,"as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to "Board Structure and Compensation," "Director Compensation," "Executive Compensation," and "Stock Performance Graph," as described in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to "Stock Ownership of Certain Beneficial Owners and Management," "Beneficial Ownership Table of Directors, Nominees and Executive Officers" and "Beneficial Ownership Table of Shareholders Owning more than Five Percent," as described in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1.  FINANCIAL STATEMENTS

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2001
              and December 31, 2000
         Consolidated Income Statements for Each of the Three Years
              in the Period Ended December 31, 2001
         Consolidated Cash Flow Statements for Each of the Three Years
              in the Period Ended December 31, 2001
         Consolidated Stockholders' Equity Statements for Each of the
              Three Years in the Period Ended December 31, 2001
         Notes to Consolidated Financial Statements

     2.  II - Valuation and Qualifying Accounts

         All other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

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

Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995,
(iv) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (v) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (vi) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (vii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280, (viii) the "Form 10-K 1999" are to the Belden Inc. Report on Form 10-K for 1999, File Number 1-12280,
(ix) the "Form 10-Q, First Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000, File Number 1-12280,
(x) the "Form 10-Q, Second Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000, File Number 1-12280,
(xi) the "Form 10-Q, Third Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, File Number 1-12280, (xii) the "1999 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-Term Incentive Plan, File Number 333-74923, (xiii) the "Form 8-K, July 1999" are to the Belden Inc. Report on Form 8-K, filed with the Commission on July 12, 1999, (xiv) the "Form 10-Q, Second Quarter, 2001" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001, File Number 1-12280, (xv) the "Form 10-Q, Third Quarter, 2001" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001, File number 1-12280, and (xvi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 2 of Registration Statement on Form S-8, filed in connection with the Belden Inc. Employee Stock Purchase Plan, as amended and restated as of August 15, 2001, File Number 033-66830.

 EXHIBIT NO.                        DESCRIPTION
 -----------                        -----------
     2.1  Agreement and Plan of Merger, dated May 21, 1999, among Belden Inc.,
          Ashes Merger Corp., Cable Systems Holding Company, Cable Systems
          Holding, LLC, Citicorp Venture Capital, Ltd. and the other Ultimate
          Owners (Exhibit 2 to Form 8-K, July 1999)

     3.1  Certificate of Incorporation of the Company (Exhibit 3.1 to
          Registration Statement)

     3.2  Bylaws of the Company (Exhibit 3.2 to Registration Statement)

     4.1  Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)

     4.2  Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to Form
          10-K 1997)

     4.3  Rights Agreement, dated as of July 6, 1995, between Belden Inc. and
          First Chicago Trust Company of New York, as Rights Agent; Mellon
          Investor Services LLC has superseded First Chicago Trust Company of
          New York as Rights Agent (Exhibit 1 to Form 8-A)

     4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance
          Company; United of Omaha Life Insurance Company; Nationwide Mutual
          Insurance Company; State Farm Life Insurance Company; Principal Mutual
          Life Insurance Company; Nippon Life Insurance Company of America; and
          Cudd and Company (Exhibit 4.4 to Form 10-K 1997)

     4.5  First Amendment to Note Purchase Agreement listed above as Exhibit
          4.4, dated as of September 1, 1999 (Exhibit 4.5 of Form 10-K 1999)

     4.6  Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable
          Company, Cable Systems Holding Company and Cable Systems International
          Inc. (now Belden Communications Company), the form of which is included as Annex II to the First Amendment to Note Purchase Agreement listed above as Exhibit 4.5 (Exhibit 4.6 of Form 10-K 1999)

     4.7  Note Purchase Agreement, dated as of September 1, 1999, providing for
          $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between
          Belden Inc. as issuer and, as purchasers, Principal Life Insurance
          Company, Commercial Union Life Insurance Company of America, State
          Farm Life Insurance Company, State Farm Life and

 EXHIBIT NO.                        DESCRIPTION
 -----------                        -----------
          Accident Assurance Company, Connecticut General Life Insurance
          Company, Allstate Life Insurance Company, The Travelers Insurance
          Company, Primerica Life Insurance Company, First Trenton Indemnity
          Company, United of Omaha Life Insurance Company, American United Life
          Insurance Company, The State Life Insurance Company, Salkeld and
          Company, CIG and Company, Ameritas Variable Life Insurance Company,
          Ameritas Life Insurance Corporation, The Canada Life Assurance
          Company, Canada Life Insurance Company of America, Canada Life
          Insurance Company of New York, Lutheran Brotherhood, Modern Woodmen of
          America, Woodmen Accident and Life Company, Cudd and Company and
          Clarica Life Insurance Company (Exhibit 4.7 to Form 10-K 1999)

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

   **10.6 Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

   **10.7 Amendment to Non-Employee Director Stock Plan (Exhibit 10.7 to Form
          10-K 1999)

   **10.8 Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece,
          Peter J. Wickman, Paul Schlessman, Cathy O. Staples and Kevin L.
          Bloomfield (Exhibit 10.1 to Form 10-Q, Third Quarter, 2001)

   **10.9 Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
          Belden Wire & Cable Company and Bankers Trust Company (Exhibit 10.8 to
          Form 10-K 1997)

  **10.10 Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 1999 Form S-8)

  **10.11 Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.11
          to Form 10-K 1999)

  **10.12 Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.2
          to Form 10-Q, Third Quarter, 2000)

  **10.13 Belden Inc. Employee Stock Purchase Plan, as amended and restated as of August 15, 2001 (Exhibit 99.1 to Amendment to Form S-8)

 ***10.14 Belden Wire & Cable Company Supplemental Excess Defined Benefit
          Plan, as amended and restated as of January 1, 1998

 ***10.15 First Amendment to Belden Wire & Cable Company Supplemental Excess
          Defined Benefit Plan

 ***10.16 Belden Wire & Cable Company Supplemental Excess Defined
          Contribution Plan, as amended and restated as of January 1, 1998

 ***10.17 First Amendment to Belden Wire & Cable Company Supplemental Excess
          Defined Contribution Plan

  **10.18 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
          (Exhibit 10.10 to Form 10-Q)

  **10.19 Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes and Bernard G. Rethore dated November
          14, 1995 and February 27, 1997, respectively (Exhibit 10.15 to Form
          10-K 1997)

  **10.20 Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to Form 10-Q,
          First Quarter, 1998)

  **10.21 Indemnification Agreement dated as of July 23, 1999, entered into between Belden Inc. and Paul Schlessman (Exhibit 10.22 to Form 10-K
          1999)

  **10.22 Indemnification Agreements entered into between Belden Inc. and each of John M. Monter and Whitson Sadler, respectively, dated May 4,
          2000 (Exhibit 10.1 to Form 10-Q, First Quarter, 2000)

 EXHIBIT NO.                        DESCRIPTION
 -----------                        -----------
  **10.23 Indemnification Agreement dated as of July 3, 2000, entered into between Belden Inc. and Stephen H. Johnson (Exhibit 10.1 to Form 10-Q,
          Second Quarter, 2000)

  **10.24 Indemnification Agreement dated as of August 17, 2000, entered into between Belden Inc. and Arnold W. Donald (Exhibit 10.1 to Form 10-Q,
          Third Quarter, 2000)

    10.25 Credit Agreement, dated as of June 21, 2001, among Belden Inc.;
          Wachovia Bank, N.A.; SunTrust Bank; U.S. Bank National Association;
          ING Bank N.V., Venlo Branch; Comerica Bank; The Northern Trust Company and the Industrial Bank of Japan, Limited (Exhibit 10.1 to Form 10-Q,
          Second Quarter, 2001)

   *10.26 First Amendment to Credit Agreement dated as of October 31, 2001

   *10.27 Guaranty of Belden Inc., the form of which is included as Exhibit J to the Credit Agreement listed above as Exhibit 10.25

   *21.1  List of Subsidiaries of Belden Inc.

   *23.1  Consent of Ernst & Young LLP

   *24.1  Powers of Attorney from Members of the Board of Directors of Belden
          Inc.

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Belden Inc., Attention:  Secretary
                           7701 Forsyth Boulevard, Suite 800
                           St. Louis, Missouri 63105

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS                     DEDUCTIONS
                                                                  ---------------------------   -------------------------
                                                                  CHARGED TO
                                                   BEGINNING      COSTS AND                                       ENDING
(in thousands)                                      BALANCE        EXPENSES      ACQUISITIONS     WRITE OFFS      BALANCE
--------------                                     ---------      ----------     ------------     ----------      -------
Year Ended December 31, 1999
Allowance for doubtful accounts                     $   663         $  882          $  848          $1,126        $ 1,267
                                                    =======         ======          ======          ======        =======

Inventory obsolescence and other reserves           $ 3,322         $  791          $1,170          $  834        $ 4,449
                                                    =======         ======          ======          ======        =======
Year Ended December 31, 2000
Allowance for doubtful accounts                     $ 1,267         $5,715          $   18          $  328        $ 6,672
                                                    =======         ======          ======          ======        =======

Inventory obsolescence and other reserves           $ 4,449         $5,936          $2,839          $2,409        $10,815
                                                    =======         ======          ======          ======        =======
YEAR ENDED DECEMBER 31, 2001
ALLOWANCE FOR DOUBTFUL ACCOUNTS                     $ 6,672         $9,287          $   --          $  610        $15,349
                                                    =======         ======          ======          ======        =======
INVENTORY OBSOLESCENCE AND OTHER RESERVES           $10,815         $5,928          $   --          $6,310        $10,433
                                                    =======         ======          ======          ======        =======

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BELDEN INC.


                                            By /s/  C. BAKER CUNNINGHAM
                                               ---------------------------------
                                            C. Baker Cunningham
                                            Chairman of the Board, President,
Date: March 21, 2002                        Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/  C. BAKER CUNNINGHAM        President, Chairman of the Board             March 21, 2002
-------------------------         Chief Executive Officer and Director
C. Baker Cunningham

/s/   PAUL SCHLESSMAN           Vice President, Finance,                     March 21, 2002
-------------------------         and Chief Financial Officer
Paul Schlessman                   (Mr. Schlessman also is the Company's
                                  Chief Accounting Officer)

/s/  LORNE D. BAIN*             Director                                     March 21, 2002
-------------------------
Lorne D. Bain

/s/  JOHN M. MONTER*            Director                                     March 21, 2002
-------------------------
John M. Monter

/s/  WHITSON SADLER*            Director                                     March 21, 2002
-----------------------------
Whitson Sadler

/s/  BERNARD G. RETHORE*        Director                                     March 21, 2002
--------------------------
Bernard G. Rethore

/s/  ARNOLD W. DONALD*          Director                                     March 21, 2002
----------------------
Arnold W. Donald

/s/  CHRISTOPHER I. BYRNES*     Director                                     March 21, 2002
---------------------------
Christopher I. Byrnes



 /s/  C. BAKER CUNNINGHAM
------------------------------------------
*By C. Baker Cunningham, Attorney-in-fact

                                INDEX TO EXHIBITS

     Exhibit                                                                       Sequentially
     Number                                                                          Numbered
     ------                                                                          --------
     2.1  Agreement and Plan of Merger, dated May 21, 1999, among Belden Inc.,
          Ashes Merger Corp., Cable Systems Holding Company, Cable Systems
          Holding, LLC, Citicorp Venture Capital, Ltd. and the other Ultimate
          Owners (Exhibit 2 to Form 8-K, July 1999)

     3.1  Certificate of Incorporation of the Company (Exhibit 3.1 to
          Registration Statement)

     3.2  Bylaws of the Company (Exhibit 3.2 to Registration Statement)

     4.1  Specimen Common Stock Certificate (Exhibit 4.1 to Form 10-K 1995)

     4.2  Amendment to Specimen Common Stock Certificate (Exhibit 4.2 to Form
          10-K 1997)

     4.3  Rights Agreement, dated as of July 6, 1995, between Belden Inc. and
          First Chicago Trust Company of New York, as Rights Agent; Mellon
          Investor Services LLC has superseded First Chicago Trust Company of
          New York as Rights Agent (Exhibit 1 to Form 8-A)

     4.4 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Aid Association for Lutherans; Mutual of Omaha Insurance
          Company; United of Omaha Life Insurance Company; Nationwide Mutual
          Insurance Company; State Farm Life Insurance Company; Principal Mutual
          Life Insurance Company; Nippon Life Insurance Company of America; and
          Cudd and Company (Exhibit 4.4 to Form 10-K 1997)

     4.5  First Amendment to Note Purchase Agreement listed above as Exhibit
          4.4, dated as of September 1, 1999 (Exhibit 4.5 of Form 10-K 1999)

     4.6  Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable
          Company, Cable Systems Holding Company and Cable Systems International
          Inc. (now Belden Communications Company), the form of which is included as Annex II to the First Amendment to Note Purchase Agreement listed above as Exhibit 4.5 (Exhibit 4.6 of Form 10-K 1999)

     4.7  Note Purchase Agreement, dated as of September 1, 1999, providing for
          $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between
          Belden Inc. as issuer and, as purchasers, Principal Life Insurance
          Company, Commercial Union Life Insurance Company of America, State
          Farm Life Insurance Company, State Farm Life and Accident Assurance
          Company, Connecticut General Life Insurance Company, Allstate Life
          Insurance Company, The Travelers Insurance Company, Primerica Life
          Insurance Company, First Trenton Indemnity Company, United of Omaha
          Life Insurance Company, American United Life Insurance Company, The
          State Life Insurance Company, Salkeld and Company, CIG and Company,
          Ameritas Variable Life Insurance Company, Ameritas Life Insurance
          Corporation, The Canada Life Assurance Company, Canada Life Insurance
          Company of America, Canada Life Insurance Company of New York,
          Lutheran Brotherhood, Modern Woodmen of America, Woodmen Accident and
          Life Company, Cudd and Company and Clarica Life Insurance Company
          (Exhibit 4.7 to Form 10-K 1999)

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

     10.2 Canadian Asset Transfer Agreement by and between Cooper Industries
          (Canada) Inc. and Belden (Canada) Inc. (Exhibit 10.11 to Form 10-Q)

     10.3 Trademark License Agreement by and between Belden Wire & Cable Company and Cooper Industries, Inc. (Exhibit 10.2 to Form 10-Q)

     10.4 Stock Agreement by and between Cooper Industries, Inc. and Belden Inc.
          (Exhibit 10.4 to Form 10-Q)

     Exhibit
                                                                                                           Sequentially
     Number                                                                                                  Numbered
     ------                                                                                                  --------
     10.5 Tax Sharing and Separation Agreement by and among Belden Inc., Cooper
          Industries, Inc., and Belden Wire & Cable Company (Exhibit 10.6 to
          Form 10-Q)

   **10.6 Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

   **10.7 Amendment to Non-Employee Director Stock Plan (Exhibit 10.7 to Form
          10-K 1999)

   **10.8 Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K. Reece,
          Peter J. Wickman, Paul Schlessman, Cathy O. Staples and Kevin L.
          Bloomfield (Exhibit 10.1 to Form 10-Q, Third Quarter, 2001)

   **10.9 Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
          Belden Wire & Cable Company and Bankers Trust Company (Exhibit 10.8 to
          Form 10-K 1997)

  **10.10 Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 1999 Form S-8)

  **10.11 Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.11 to
          Form 10-K 1999)

  **10.12 Amendment to Belden Inc. Long-Term Incentive Plan (Exhibit 10.2 to
          Form 10-Q, Third Quarter, 2000)

  **10.13 Belden Inc. Employee Stock Purchase Plan, as amended and restated as of August 15, 2001 (Exhibit 99.1 to Amendment to Form S-8)

 ***10.14 Belden Wire & Cable Company Supplemental Excess Defined Benefit
          Plan, as amended and restated as of January 1, 1998

 ***10.15 First Amendment to Belden Wire & Cable Company Supplemental Excess
          Defined Benefit Plan

 ***10.16 Belden Wire & Cable Company Supplemental Excess Defined
          Contribution Plan, as amended and restated as of January 1, 1998

 ***10.17 First Amendment to Belden Wire & Cable Company Supplemental Excess
          Defined Contribution Plan

  **10.18 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
          (Exhibit 10.10 to Form 10-Q)

  **10.19 Indemnification Agreements entered into between Belden Inc. and each of Christopher I. Byrnes and Bernard G. Rethore dated November
          14, 1995 and February 27, 1997, respectively (Exhibit 10.15 to Form
          10-K 1997)

  **10.20 Indemnification Agreement dated as of August 16, 1997, entered into between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to Form 10-Q,
          First Quarter, 1998)

  **10.21 Indemnification Agreement dated as of July 23, 1999, entered into between Belden Inc. and Paul Schlessman (Exhibit 10.22 to Form
          10-K 1999)

  **10.22 Indemnification Agreements entered into between Belden Inc. and each of John M. Monter and Whitson Sadler, respectively, dated May 4,
          2000 (Exhibit 10.1 to Form 10-Q, First Quarter, 2000)

  **10.23 Indemnification Agreement dated as of July 3, 2000, entered into between Belden Inc. and Stephen H. Johnson (Exhibit 10.1 to Form 10-Q,
          Second Quarter, 2000)

  **10.24 Indemnification Agreement dated as of August 17, 2000, entered into between Belden Inc. and Arnold W. Donald (Exhibit 10.1 to Form 10-Q,
          Third Quarter, 2000)

    10.25 Credit Agreement, dated as of June 21, 2001, among Belden Inc.;
          Wachovia Bank, N.A.; SunTrust Bank; U.S. Bank National Association;
          ING Bank N.V., Venlo Branch; Comerica Bank; The Northern Trust Company and the Industrial Bank of Japan, Limited (Exhibit 10.1 to Form 10-Q,
          Second Quarter, 2001)

   *10.26 First Amendment to Credit Agreement dated as of October 31, 2001

   *10.27 Guaranty of Belden Inc., the form of which is included as Exhibit J to the Credit Agreement listed above as Exhibit 10.25

    *21.1 List of Subsidiaries of Belden Inc.

    *23.1 Consent of Ernst & Young LLP

    *24.1 Powers of Attorney from Members of the Board of Directors of Belden
          Inc.


*Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.