Form 10-Q
period 2002-03-31
BELDEN INC
filed 2002-05-15
CIK 910134

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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


     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 8, 2002: 24,911,835 shares

================================================================================

Exhibit Index on Page 24                                            Page 1 of 25

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

=================================================================================================
                                                                      MARCH 31,      December 31,
                                                                          2002              2001
-------------------------------------------------------------------------------------------------
(in thousands)                                                      (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                          $ 12,076          $  2,799
    Receivables                                                         117,237           105,865
    Inventories                                                         151,811           150,791
    Income taxes receivable                                               1,520            14,527
    Deferred income taxes                                                 6,928             7,078
    Other current assets                                                  3,333             2,470
-------------------------------------------------------------------------------------------------
       Total current assets                                             292,905           283,530
Property, plant and equipment, less accumulated depreciation            353,624           355,852
Goodwill, less accumulated amortization                                  73,780            74,016
Other long-lived assets                                                   8,969             9,292
-------------------------------------------------------------------------------------------------
                                                                       $729,278          $722,690
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                           $ 99,487          $ 76,816
    Income taxes payable                                                     -                 -
-------------------------------------------------------------------------------------------------
       Total current liabilities                                         99,487            76,816
Long-term debt                                                          218,800           234,703
Postretirement benefits other than pensions                              11,450            11,580
Deferred income taxes                                                    69,557            69,614
Other long-term liabilities                                              15,418            15,732
Stockholders' equity
    Preferred stock                                                          -                 -
    Common stock                                                            262               262
    Additional paid-in capital                                           43,011            43,773
    Retained earnings                                                   323,588           323,671
    Accumulated other comprehensive loss                                (26,981)          (26,625)
    Unearned deferred compensation                                       (2,988)           (1,233)
    Treasury stock                                                      (22,326)          (25,603)
-------------------------------------------------------------------------------------------------
       Total stockholders' equity                                       314,566           314,245
-------------------------------------------------------------------------------------------------
                                                                       $729,278          $722,690
=================================================================================================

See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

==================================================================================================
Three Months Ended March 31,                                                   2002           2001
--------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                                                   $207,075      $ 259,482
Cost of sales                                                               174,602        210,173
--------------------------------------------------------------------------------------------------
    Gross profit                                                             32,473         49,309
Selling, general and administrative expenses                                 26,892         27,715
Amortization of goodwill                                                         -             508
Other operating earnings                                                         -              -
--------------------------------------------------------------------------------------------------
    Operating earnings                                                        5,581         21,086
Nonoperating earnings                                                            -          (1,200)
Interest expense                                                              3,836          4,780
--------------------------------------------------------------------------------------------------
    Income before taxes and cumulative effect of change in accounting
       principle                                                              1,745         17,506
Income taxes                                                                    576          6,040
--------------------------------------------------------------------------------------------------
    Income before cumulative effect of change in accounting principle         1,169         11,466
Cumulative effect of change in accounting principle                              -            (251)
--------------------------------------------------------------------------------------------------
    Net income                                                             $  1,169       $ 11,215
--------------------------------------------------------------------------------------------------
Basic average shares outstanding                                             24,707         24,471
Basic earnings per share before cumulative effect of change in
    accounting principle                                                   $    .05       $    .47
Basic earnings per share                                                   $    .05       $    .46
--------------------------------------------------------------------------------------------------
Diluted average shares outstanding                                           24,983         24,815
Diluted earnings per share before cumulative effect of change in
    accounting principle                                                   $    .05       $    .46
Diluted earnings per share                                                 $    .05       $    .45
--------------------------------------------------------------------------------------------------
Dividends declared per share                                               $    .05       $    .05
--------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

=====================================================================================================
Three Months Ended March 31,                                                        2002         2001
-----------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
    Income before cumulative effect of change in accounting principle           $  1,169     $ 11,466
    Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities
       Depreciation and amortization                                               9,743        9,582
       Deferred income tax provision                                                  -          (582)
       Gain on business divestiture                                                   -        (1,200)
       Other, net                                                                    228           73
       Changes in operating assets and liabilities(1)
          Receivables                                                            (12,104)      27,080
          Inventories                                                             (1,124)      (8,703)
          Accounts payable and accrued liabilities                                24,261      (30,362)
          Current and deferred income taxes, net                                  13,100        4,896
          Other assets and liabilities, net                                       (1,520)     (11,739)
-----------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                           33,753          511
Cash flows from investing activities
    Capital expenditures                                                          (7,890)      (7,429)
    Proceeds from business divestiture                                                -         1,400
    Proceeds from disposal of property                                                25           -
-----------------------------------------------------------------------------------------------------
              Net cash used for investing activities                              (7,865)      (6,029)
Cash flows from financing activities
    Net borrowings/(payments) under long-term credit facility
          and credit agreements                                                  (15,891)       5,298
    Proceeds from exercise of stock options                                          589          795
    Cash dividends paid                                                           (1,252)      (1,221)
-----------------------------------------------------------------------------------------------------
              Net cash provided by/(used for) financing activities               (16,554)       4,872
Effect of exchange rate changes on cash and cash equivalents                         (57)        (233)
-----------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                                   9,277         (879)
Cash and cash equivalents, beginning of period                                     2,799        7,396
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $ 12,076     $  6,517
=====================================================================================================
Supplemental cash flow information
    Income tax refunds received                                                 $ 14,578     $     39
    Income taxes paid                                                             (1,314)      (1,288)
    Interest paid, net of amount capitalized                                      (7,335)      (8,457)
=====================================================================================================

See accompanying notes.


(1)  Net of the effects of exchange rate changes and acquired businesses.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

==============================================================================================================================
                                                                                                       Accumulated
                                                                                           Unearned          Other
                                              Common   Paid-In   Retained   Treasury       Deferred  Comprehensive
                                               Stock   Capital   Earnings      Stock   Compensation           Loss       Total
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 2000                    $262   $47,379   $297,625   ($35,664)         $  -        ($21,933)   $287,669
Net income                                                         11,215                                               11,215
Foreign currency translation adjustments                                                                    (3,469)     (3,469)
Unrealized loss on derivative instruments                                                                     (279)       (279)
                                                                                                                      --------
  Comprehensive income                                                                                                   7,467
Issuance of treasury stock
  Exercise of stock options                               (682)                1,476                                       794
  Stock compensation                                      (345)                2,086         (1,741)                        -
Amortization of unearned deferred compensation                                                 73                         73
Cash dividends ($.05 per share)                                    (1,230)                                              (1,230)
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                       $262   $46,352   $307,610   ($32,102)       ($1,668)      ($25,681)   $294,773
==============================================================================================================================
Balance at December 31, 2001                    $262   $43,773   $323,671   ($25,603)       ($1,233)      ($26,625)   $314,245
Net income                                                          1,169                                                1,169
Foreign currency translation adjustments                                                                      (601)       (601)
Unrealized gain on derivative instruments                                                                      245         245
                                                                                                                      --------
  Comprehensive income                                                                                                     813
Issuance of treasury stock
  Exercise of stock options                               (308)                  897                                       589
  Stock compensation                                      (485)                2,468         (1,983)                        -
  Employee stock purchase plan                              31                   (88)                                      (57)
  Amortization of unearned deferred
    compensation                                                                                228                        228
Cash dividends ($.05 per share)                                    (1,252)                                              (1,252)
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                       $262   $43,011   $323,588   ($22,326)       ($2,988)      ($26,981)   $314,566
==============================================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2001 and December 31, 2000 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 2:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

==================================================================================================
Three Months Ended March 31,                                                     2002         2001
--------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Numerator
   Income before cumulative effect of change in accounting principle          $ 1,169      $11,466
   Net income                                                                 $ 1,169      $11,215
==================================================================================================
Denominator
   Denominator for basic earnings per share - weighted average shares          24,707       24,471
Effect of dilutive employee stock options                                         276          344
--------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share - adjusted
       weighted average shares                                                 24,983       24,815
==================================================================================================
Basic earnings per share before cumulative effect of change in
   accounting principle                                                       $   .05      $   .47
Basic earnings per share                                                      $   .05      $   .46
==================================================================================================
Diluted earnings per share before cumulative effect of change in
   accounting principle                                                       $   .05      $   .46
Diluted earnings per share                                                    $   .05      $   .45
==================================================================================================

NOTE 3:    SHARE INFORMATION

=========================================================================================
                                                          Common Stock     Treasury Stock
-----------------------------------------------------------------------------------------
(number of shares in thousands)
Balance at December 31, 2000                                    26,204             (1,774)
Issuance of treasury stock
  Exercise of stock options                                         -                  47
  Stock compensation                                                -                  66
-----------------------------------------------------------------------------------------
Balance at March 31, 2001                                       26,204             (1,661)
=========================================================================================

Balance at December 31, 2001                                    26,204             (1,443)
Issuance/(return) of treasury stock
  Exercise of stock options                                         -                  34
  Stock compensation                                                -                  95
  Employee stock purchase plan adjustments, net                     -                  (3)
------------------------------------------------------------------------------------------
Balance at March 31, 2002                                       26,204             (1,317)
==========================================================================================

NOTE 4:  INVENTORIES

==================================================================================
                                                       MARCH 31,      December 31,
                                                           2002              2001
----------------------------------------------------------------------------------
(in thousands)
Raw materials                                           $ 37,992          $ 39,710
Work-in-process                                            4,396             3,052
Finished goods                                           120,961           119,973
Perishable tooling and supplies                            4,405             4,319
----------------------------------------------------------------------------------
    Gross inventories                                    167,754           167,054
Excess of current standard costs over LIFO costs          (5,400)           (5,830)
Obsolescence and other reserves                          (10,543)          (10,433)
----------------------------------------------------------------------------------
    Net inventories                                    $ 151,811         $ 150,791
==================================================================================

NOTE 5:    PROPERTY, PLANT AND EQUIPMENT

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to the disposal of a segment of a business. Because SFAS No. 121 did not address the accounting for a segment of a business recognized as a discontinued operation under APB No. 30, two accounting models existed for long-lived assets selected for disposition. With the issuance of SFAS No. 144, the FASB established a single accounting model, based on the framework in SFAS No. 121, for long-lived assets selected for disposition.

The Company adopted the new rules of accounting under SFAS No. 144 effective January 1, 2002. As of March 31, 2002, and during the three-month period then ended, the Company had no long-lived assets selected for disposition. The Company performed impairment tests during the current quarter on the carrying values as of January 1, 2002 of property, plant and equipment. The projected undiscounted future operating cash flows generated by these assets exceeded the carrying value of the assets. Therefore, these assets are not considered impaired.

NOTE 6:    GOODWILL

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.

The Company adopted the new rules of accounting under SFAS No. 142 effective January 1, 2002. As of March 31, 2002, and during the three-month period then ended, the Company had no indefinite-lived intangible assets other than goodwill. Application of the nonamortization provision of SFAS No. 142 during the three months ended March 31, 2001 would have resulted in a $0.3 million ($0.5 million pretax), or $0.01 per diluted share, increase in net income for that quarter. The Electronics segment and the Communications segment reported goodwill, net of accumulated amortization, at March 31, 2002 in the amounts of $71.6 million and $2.2 million, respectively.

The Company performed the required impairment test during the current quarter on its goodwill balance as of January 1, 2002. The projected discounted future operating cash flows generated by each pool of acquired assets exceeded the carrying value of the goodwill associated with the acquired assets. Therefore, the Company's goodwill is not considered impaired.

NOTE 7:  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Short-Term Borrowings

At March 31, 2002, short-term borrowings in the amount of $3.8 million were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of March 31, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $43 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at March 31, 2002 was not material.

Credit and market risk exposures on these agreements are limited to the net interest differentials. The net interest differentials earned or incurred from interest rate swaps were recorded as part of interest expense and were not material for the three months ended March 31, 2002. The effect of interest rate swaps on the Company's average interest rate on long-term debt was also not material for the three months ended March 31, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 8:  INCOME TAXES

The net tax expense of $0.6 million for the three months ended March 31, 2002 reflects a reduction in the effective annual income tax rate from 34.5% to 33.0%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pretax earnings amount -- $1.7 million for the three months ended March 31, 2002 compared with $17.5 million for the three months ended March 31, 2001.

For years beginning after December 31, 2000, the Company no longer records a provision for residual United States income tax on undistributed earnings generated by certain foreign subsidiaries since the Company does not anticipate the repatriation of such earnings to the United States within the foreseeable future. The Company did not record potential residual United States income taxes on $0.4 million of undistributed foreign earnings for the three months ended March 31, 2002.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 31, 2002 are analyzed below:

===========================================================================
Three Months Ended March 31, 2002                        Amount        Rate
---------------------------------------------------------------------------
(in thousands, except rate data)
Provision at statutory rate                                $ 611     35.0%
State income taxes                                             1      0.1%
Lower foreign tax rates and other                            (36)    (2.1)%
---------------------------------------------------------------------------
Total tax                                                  $ 576     33.0%
===========================================================================

NOTE 9:  STOCK COMPENSATION PLANS

The Company issued 95,000 and 66,000 restricted stock awards to a number of its key employees in February 2002 and February 2001, respectively. Participants receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date. This award was accounted for under APB No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the awards was measured as the difference between the market price of the Company's common stock at the respective grant date and the amount to be paid by the participants for the common stock.

The following tables summarize the Company's restricted stock award activity and related information for the three months ended March 31, 2002 and the three months ended March 31, 2001:

SHARES AND ACCUMULATED DIVIDENDS

========================================================================================
Three Months Ended March 31,                            2002                       2001
----------------------------------------------------------------------------------------
                                                 ACCUMULATED                Accumulated
(in thousands)                          SHARES     DIVIDENDS     Shares       Dividends
----------------------------------------------------------------------------------------
Outstanding at beginning of period          66       $    13         -           $    -
Granted                                     95             8         66               3
Issued                                      -             -          -                -
Forfeited                                   -             -          -                -
----------------------------------------------------------------------------------------
Outstanding at end of period               161       $    21         66          $    3
========================================================================================


COMPENSATION

============================================================================================================
Three Months Ended March 31,                                           2002                            2001
------------------------------------------------------------------------------------------------------------
                                                   UNEARNED                        Unearned
                                                   DEFERRED    COMPENSATION        Deferred    Compensation
(in thousands)                                 COMPENSATION         EXPENSE    Compensation         Expense
------------------------------------------------------------------------------------------------------------
Balance at beginning of period                    $   1,233        $      -        $      -         $     -
Restricted stock awarded                              1,983               -           1,741               -
Amortization - 2001 awards                             (146)            146             (73)             73
Amortization - 2002 awards                              (82)             82              -                -
------------------------------------------------------------------------------------------------------------
Balance at end of period                          $   2,988        $    228        $  1,668         $    73
============================================================================================================

NOTE 10: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments - the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial and networking applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold primarily to Local Exchange Carriers (LECs) either directly or through value-added resellers designated by the LECs.

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

Amounts reflected in the column entitled "Other" in the tables below represent corporate headquarters operating, treasury and income tax expenses and the elimination of intersegment revenues and cost of sales.

BUSINESS SEGMENT INFORMATION

================================================================================================================
THREE MONTHS ENDED MARCH 31, 2002                     ELECTRONICS     COMMUNICATIONS      OTHER    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES TO THIRD PARTIES                                $137,018           $ 70,057     $    -        $207,075
INTERSEGMENT REVENUES                                       2,334                671     (3,005)              -
DEPRECIATION AND AMORTIZATION                               6,330              3,346         67           9,743
OPERATING EARNINGS/(LOSS)                                   6,818              1,671     (2,908)          5,581
INTEREST EXPENSE                                                -                  -      3,836           3,836
INCOME/(LOSS) BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                6,818              1,671     (6,744)          1,745
================================================================================================================

================================================================================================================
Three Months Ended March 31, 2001                     Electronics     Communications      Other    Consolidated
----------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues to third parties                               $ 169,457           $ 90,025     $    -       $ 259,482
Intersegment revenues                                       2,267              4,608     (6,875)              -
Depreciation and amortization                               6,650              2,878         54           9,582
Operating earnings/(loss)                                  18,624              5,109     (2,647)         21,086
Interest expense                                                -                  -      4,780           4,780
Income/(loss) before taxes and cumulative
    effect of change in accounting principle               19,824              5,109     (7,427)         17,506
================================================================================================================


GEOGRAPHIC INFORMATION

=============================================================================================
Three Months Ended March 31,                                  2002                       2001
---------------------------------------------------------------------------------------------
                                                        PERCENT OF                 Percent of
(in thousands, except % data)               REVENUES      REVENUES     Revenues      Revenues
---------------------------------------------------------------------------------------------
United States                               $130,576           63%    $ 175,968           68%
Europe                                        45,409           22%       55,922           22%
Rest of World                                 31,090           15%       27,592           10%
---------------------------------------------------------------------------------------------
Total                                       $207,075          100%    $ 259,482          100%
=============================================================================================

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

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results for the three months ended March 31, 2002 with the three months ended March 31, 2001.

====================================================================================================
Three Months Ended March 31,                                                         2002       2001
----------------------------------------------------------------------------------------------------
(In thousands)
Revenues                                                                         $207,075   $259,482
Gross profit                                                                       32,473     49,309
Operating earnings                                                                  5,581     21,086
Nonoperating earnings                                                                  -      (1,200)
Interest expense                                                                    3,836      4,780
Income before taxes and cumulative effect of change in accounting principle         1,745     17,506
Income before cumulative effect of change in accounting principle                   1,169     11,466
Net income                                                                          1,169     11,215
====================================================================================================


BUSINESS SEGMENTS

The Company conducts its operations through two business segments - the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with communications, entertainment, industrial, and networking applications. These products are sold chiefly through distribution. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold to Local Exchange Carriers (LECs) either directly or through value-added resellers (VARs) designated by the LECs.

The following table sets forth information comparing the Electronics segment operating results for the three months ended March 31, 2002 with the three months ended March 31, 2001.

==========================================================================
Three Months Ended March 31,                             2002         2001
--------------------------------------------------------------------------
(In thousands, except % data)
Revenues                                             $139,352     $171,724
Operating earnings                                      6,818       18,624
As a percent of revenues                                 4.9%        10.8%
==========================================================================

The following table sets forth information comparing the Communications segment operating results for the three months ended March 31, 2002 with the three months ended March 31, 2001.

=========================================================================
Three Months Ended March 31,                             2002        2001
-------------------------------------------------------------------------
(In thousands, except % data)
Revenues                                             $ 70,728    $ 94,633
Operating earnings                                      1,671       5,109
As a percent of revenues                                 2.4%        5.4%
=========================================================================

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Revenues decreased 20% to $207.1 million in the three months ended March 31, 2002 from $259.5 million in the three months ended March 31, 2001 due to reduced sales volume, decreased selling prices and unfavorable currency translation on international revenues.

Decreased unit sales contributed approximately 15 percentage points of revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturns in both the United States and European economies, capital spending reductions by the major communications companies and the lack of purchases during the quarter by a major private-label customer that contributed $11 million in revenues during the first quarter of 2001.

Decreased product pricing contributed approximately 4 percentage points of revenue decline. This decrease resulted primarily from the current-quarter impact of sales price reductions implemented on certain communications and networking products in prior periods.

Unfavorable foreign currency translation on European and Asia/Pacific revenues also contributed to the revenue decline. The decline of the euro, British pound and Australian dollar from average exchange values of $0.93, $1.46 and $0.53, respectively, in first quarter 2001 to $0.88, $1.43 and $0.52, respectively, in first quarter 2002 accounted for an approximate 1% decline in revenues.

Revenues in the United States, representing approximately 63% of the Company's total revenues for the three months ended March 31, 2002, declined by 26% compared to revenues for the same period in 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the first quarter of 2002 declined by 25% compared to revenues generated during the first quarter of 2001. Revenues generated in the United States from the sale of Communications segment products during the three months ended March 31, 2002 were down 27% compared to the same period in 2001.

Revenues in Europe represented approximately 22% of the Company's total revenues for the quarter ended March 31, 2002. European revenues decreased by 19% compared to revenues generated during the first quarter of 2001. Local currency revenues generated in Europe from the sale of Electronics segment products during the first quarter of 2002 declined by 21% compared to revenues generated during the first quarter of 2001. Local currency revenues generated in Europe from the sale of Communications segment products during the three months ended March 31, 2002 were down 4% compared to the same period in 2001. Unfavorable currency translation accounted for approximately 4 percentage points of the decline.

Revenues from the rest of the world, representing approximately 15% of the Company's total revenues for the three months ended March 31, 2002, increased by 13% from the same period in 2001. This increase represented stronger demand in Canada, Latin America and the Africa/Middle East markets partially offset by lower demand in the Asia/Pacific markets and unfavorable currency translation.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the three months ended March 31, 2002 with the three months ended March 31, 2001.

================================================================================================
                                                                                      % Decrease
                                                                                   2002 Compared
Three Months Ended March 31,                                      2002      2001       With 2001
------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                                   $32,473   $49,309         (34.1)%
As a percent of revenues                                         15.7%     19.0%

Operating earnings                                             $ 5,581   $21,086         (73.5)%
As a percent of revenues                                          2.7%      8.1%

Income before taxes and cumulative effect of change in
    accounting principle                                       $ 1,745   $17,506         (90.0)%
As a percent of revenues                                          0.8%      6.7%

Net income                                                     $ 1,169   $11,215         (89.6)%
As a percent of revenues                                          0.6%      4.3%
================================================================================================

Gross profit decreased 34% to $32.5 million in the three months ended March 31, 2002 from $49.3 million in the three months ended March 31, 2001 due primarily to lower sales volume, higher product cost resulting from rising copper prices, the current-period impact of sales price reductions taken on certain products in prior periods and severance costs of $2.1 million related to headcount reductions in the Electronics segment. This decrease was partially offset by the impact of material, labor and overhead cost reductions as well as a $1.4 million settlement receivable from class action litigation regarding the pricing of copper futures. Gross profit as a percent of revenues declined by 3.3 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 74% to $5.6 million in the three months ended March 31, 2002 from $21.1 million in the three months ended March 31, 2001 due primarily to lower gross profit. Also contributing to this decrease was an increase in selling, general and administrative expenses to 13% of revenues in first quarter 2002 from 11% of revenues in first quarter 2001. This increase reflects severance costs of $1.2 million in the first quarter of 2002 related to headcount reductions in the Electronics segment. Operating earnings as a percent of revenues declined by 5.4 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income before taxes and cumulative effect of change in accounting principle decreased 90% to $1.7 million in the three months ended March 31, 2002 from $17.5 million in the three months ended March 31, 2001 due chiefly to lower operating earnings. Also affecting this comparison was a one-time gain of $1.2 million on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 20% to $3.8 million in first quarter 2002 from $4.8 million in first quarter 2001 due to both lower average borrowings and marginally lower interest rates. Average debt outstanding during the first three months of 2002 and 2001 was $233 million and $277 million, respectively. The Company's average interest rate was 6.9% in the first quarter of 2002 compared to 7.1% in the first quarter of 2001.

The Company's effective tax rate was 33.0% and 34.5% for the three months ended March 31, 2002 and 2001, respectively. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller three-month pretax earnings amount ($1.7 million in 2002 compared to $17.5 million in 2001).

Net income decreased 90% to $1.2 million in the three months ended March 31, 2002 from $11.2 million in the three months ended March 31, 2001 due mainly to lower income before taxes. Also affecting this comparison was a loss of $251 thousand recognized on the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, recorded in the first quarter of 2001.

ELECTRONICS SEGMENT

Revenues decreased 19% to $139.4 million for the quarter ended March 31, 2002 from $171.7 million for the quarter ended March 31, 2001. This decrease can be attributed mainly to weak demand across all product lines due to the continued downturns in both the United States and European economies. Also contributing to the decrease were the current-quarter impact of price reductions taken in prior periods on certain networking and industrial products and the negative effect of currency translation on European and Asia/Pacific revenues.

Operating earnings decreased 64% to $6.8 million for the quarter ended March 31, 2002 from $18.6 million for the quarter ended March 31, 2001 due primarily to lower revenues and severance costs of $3.3 million related to headcount reductions. This decrease was partially offset by a $0.3 million settlement receivable from class action litigation regarding the pricing of copper futures. As a percent of revenues, operating earnings decreased to 4.9% in the first quarter of 2002 from 10.8% in the first quarter of 2001.

COMMUNICATIONS SEGMENT

The Communications segment recorded revenues of $70.7 million for the quarter ended March 31, 2002, a 25% decrease from revenues of $94.6 million for the quarter ended March 31, 2001, due principally to capital spending reductions by the major communications companies and the lack of sales during the quarter to a major private-label customer.

Operating earnings decreased 67% to $1.7 million for the quarter ended March 31, 2002 from $5.1 million for the quarter ended March 31, 2001. Operating earnings as a percent of revenues decreased to 2.4% in the quarter ended March 31, 2002 from 5.4% in the same period of 2001. These results reflected lower sales volumes, higher product cost due to rising copper prices and the segment's inability to leverage its fixed costs over a much lower revenue base. This decrease was partially offset by a $1.1 million settlement receivable from class action litigation regarding the pricing of copper futures.


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. The Company believes that these sources are sufficient to fund the current requirements for working capital, capital expenditures, dividends, and other financial commitments.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Cash Flow Statements.


SUMMARIZED CASH FLOW STATEMENTS

=========================================================================================
Three Months Ended March 31,                                         2002            2001
-----------------------------------------------------------------------------------------
(in thousands)
Net cash provided by (used in)
    Operating activities                                          $33,753          $  511
    Investing activities                                           (7,865)         (6,029)
    Financing activities                                          (16,554)          4,872
Effect of exchange rate changes on cash and cash equivalents          (57)           (233)
-----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  $ 9,277         $  (879)
=========================================================================================

NET CASH PROVIDED BY OPERATING ACTIVITIES

=========================================================================================
Three Months Ended March 31,                                         2002            2001
-----------------------------------------------------------------------------------------
(in thousands)
Income from continuing operations before cumulative effect of
    change in accounting principle                                $ 1,169         $11,466
Depreciation and amortization                                       9,743           9,582
Deferred income tax provision                                           -            (582)
Gain on business divestiture                                            -          (1,200)
Other, net                                                            228              73
Change in operating assets and liabilities, net                    22,613         (18,828)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                         $33,753          $  511
=========================================================================================

Net cash provided by operating activities in 2002 totaled $34 million and included a $23 million net change in operating assets and liabilities resulting from increased accounts payable and accrued liabilities as well as lower income taxes receivable that were partially offset by increased receivables and inventories. During 2001, net cash provided by operating activities totaled $511 thousand. Operating assets and liabilities consumed $19 million of funds, principally through net increases in accounts receivable and inventory that were partially offset with an increase in accounts payable and accrued liabilities.

NET CASH USED IN INVESTING ACTIVITIES

============================================================================
Three Months Ended March 31,                            2002            2001
----------------------------------------------------------------------------
(in thousands)
Capital expenditures                                $ (7,890)       $ (7,429)
Proceeds from business divestiture                         -            1,400
Proceeds from disposal of property                        25                -
----------------------------------------------------------------------------
Net cash used in investing activities               $ (7,865)       $ (6,029)
============================================================================


CAPITAL EXPENDITURES

============================================================================
Three Months Ended March 31,                            2002           2001
----------------------------------------------------------------------------
(in thousands)
Capacity modernization and enhancement               $ 6,070        $ 4,252
Capacity expansion                                       527          1,998
Other                                                  1,293          1,179
----------------------------------------------------------------------------
                                                     $ 7,890         $7,429
============================================================================

Capital expenditures during the three months ended March 31, 2002 and March 31, 2001 were approximately 3.8% and 2.9% of total revenues, respectively. Investment during both the first three months of 2002 and 2001 was utilized principally for maintaining and enhancing existing production capabilities.

Proceeds from business divestiture in 2001 resulted from the sale of the Company's interest in MCTEC B.V., a medical wire joint venture located in Venlo, Netherlands.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

==============================================================================
Three Months Ended March 31,                                    2002      2001
------------------------------------------------------------------------------
(in thousands)
Net borrowings (payments) under long-term
    credit facility and credit agreements                  $ (15,891)  $ 5,298
Proceeds from exercise of stock options                          589       795
Cash dividends paid                                           (1,252)   (1,221)
------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        $ (16,554)  $ 4,872
==============================================================================

During the three months ended March 31, 2002, the Company repaid approximately $16 million of debt. The repayments were funded primarily by cash flow from operations, which included $13 million from federal income tax refunds. Dividends of $0.05 per share were paid to shareholders for the same period.

During the three months ended March 31, 2001, the Company borrowed an additional $5 million of debt. The borrowings were used primarily to fund operations, capital expenditures and dividend payments. Dividends of $0.05 per share were paid to shareholders for the same period.

Working Capital
The following table summarizes the Company's working capital position at March 31, 2002 and December 31, 2001.

====================================================================================
                                                      MARCH 31,         December 31,
                                                          2002                 2001
------------------------------------------------------------------------------------
(in thousands, except current ratio)
Current assets
  Cash and cash equivalents                           $ 12,076              $  2,799
  Receivables, net                                     117,237               105,865
  Inventories                                          151,811               150,791
  Income taxes receivable                                1,520                14,527
  Deferred income taxes                                  6,928                 7,078
  Other current assets                                   3,333                 2,470
------------------------------------------------------------------------------------
     Total current assets                            $ 292,905              $283,530
Current liabilities
  Accounts payable and accrued liabilities           $  99,487              $ 76,816
  Income taxes payable                                       -                     -
------------------------------------------------------------------------------------
     Total current liabilities                       $  99,487              $ 76,816
------------------------------------------------------------------------------------
Working capital                                      $ 193,418              $206,714
Current ratio(1)                                          2.94                  3.69
====================================================================================

(1)  Total current assets divided by total current liabilities

Current assets increased $9 million, or 3%, from $284 million at December 31, 2001 to $293 million at March 31, 2002. Receivables increased $11 million due to increased sales near the end of the first quarter of 2002 compared to the relatively slow period at the end of the fourth quarter of 2001. The decrease in income taxes receivable and corresponding increase in cash and cash equivalents was due to the receipt of federal income tax refunds on the last day of the quarter.

Current liabilities increased $22 million, or 30%, from $77 million at December 31, 2001 to $99 million at March 31, 2002. Accounts payable and accrued liabilities increased due to increased production and purchasing levels within the Company.

The Company's current ratio decreased from 3.69 at December 31, 2001 to 2.94 at March 31, 2002.

Long-lived Assets

The following table summarizes the Company long-lived assets at March 31, 2002 and December 31, 2001.

============================================================================
                                                MARCH 31,       December 31,
December 31,                                         2002               2001
----------------------------------------------------------------------------
(in thousands)
Property, plant and equipment, net               $353,624           $355,852
Goodwill, net                                      73,780             74,016
Other long-lived assets                             8,969              9,292
----------------------------------------------------------------------------
                                                 $436,373           $439,160
============================================================================

Long-lived assets decreased $3 million, or 1%, from $439 million at December 31, 2001 to $436 million at March 31, 2002.

Property, plant and equipment, net includes the undepreciated acquisition cost of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. The Company adopted, effective January 1, 2002, the new rules of accounting under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. With the issuance of SFAS No. 144, the Financial Accounting Standards Board established a single accounting model, based on the framework in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, for long-lived assets selected for disposition. As of March 31, 2002, and during the three-month period then ended, the Company had no long-lived assets selected for disposition. The Company performed impairment tests during the current quarter on the carrying balances as of January 1, 2002 of property, plant and equipment. The projected undiscounted future operating cash flows generated by these assets exceeded the carrying value of the assets. Therefore, these assets are not considered impaired.

Goodwill, net consists of the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. The Company adopted, effective January 1, 2002, the new rules of accounting under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. The Company performed the required impairment test during the current quarter on its goodwill balance as of January 1, 2002. The projected discounted future operating cash flows generated by each pool of acquired assets exceeded the carrying value of the goodwill associated with the acquired assets. Therefore, the Company's goodwill is not considered impaired.


                                      -19

Capital Structure

==================================================================================================
                                                     MARCH 31, 2002              December 31, 2001
--------------------------------------------------------------------------------------------------
(in thousands, except % data)                AMOUNT         PERCENT        Amount          Percent
                                          --------------------------------------------------------
Long-term debt                             $218,800           41.0%      $234,703            42.8%
Stockholders' equity                        314,566           59.0%       314,245            57.2%
--------------------------------------------------------------------------------------------------
                                           $533,366          100.0%      $548,948           100.0%
==================================================================================================

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $16 million due principally to a reduction in long-term debt that was partially offset by a marginal increase in stockholders' equity.

The Company had privately-placed debt of $200 million outstanding at March 31, 2002. Details regarding maturities and interest rates are shown below.

===============================================================================================

                                                  Principal       Maturity            Effective
                                                    Balance           Date        Interest Rate
-----------------------------------------------------------------------------------------------
(in thousands, except % data)
Senior Notes, Series 1997-A                         $75,000      08/11/2009(1)            6.92%
Senior Notes, Series 1999-A                          64,000      09/01/2004               7.60%
Senior Notes, Series 1999-B                          44,000      09/01/2006               7.75%
Senior Notes, Series 1999-C                          17,000      09/01/2009               8.06%
===============================================================================================

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

The agreements for these private placements contain affirmative and negative covenants, including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants, including maintenance of a maximum debt-to-total-capitalization ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. At March 31, 2002, the Company had $15 million outstanding borrowings under the Credit Agreement.

The Company also had unsecured, uncommitted arrangements with 9 banks under which it may borrow up to $107 million at prevailing interest rates. At March 31, 2002, the Company had $4 million outstanding borrowings under these arrangements. At March 31, 2002, these borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

During the three months ended March 31, 2002, the Company decreased total outstanding debt by $16 million, or 7%, with cash provided by operations and certain other investing and financing activities. The Company's debt-to-total-capitalization ratio decreased from 42.8% at December 31, 2001 to 41.0% at March 31, 2002.

Borrowings have the following scheduled maturities.

--------------------------------------------------------------------------------
                                           Payments Due by Period
                            ----------------------------------------------------
                                      Less than        1-2        3-4      After
March 31, 2002                 Total     1 year      years      years    4 years
--------------------------------------------------------------------------------
(in thousands)
Long-term debt (1)          $218,800   $ 18,800   $ 64,000   $ 74,000   $ 62,000
--------------------------------------------------------------------------------

(1) At March 31, 2002, borrowings due in less than 1 year were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

Other commercial commitments consist primarily of the Credit Agreement, which provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004.

OTHER COMMERCIAL COMMITMENTS

--------------------------------------------------------------------------------------
                                       Amount of Commitment Expiration Per Period
                                  ----------------------------------------------------
                                            Less than        1-2        3-4      After
March 31, 2002                       Total     1 year      years      years    4 years
--------------------------------------------------------------------------------------
(in thousands)
Lines of credit                   $150,000   $      -   $      -   $150,000   $      -
Standby letters of credit            8,118      8,118          -          -          -
Guarantees                             107        107          -          -          -
Standby repurchase obligations           -          -          -          -          -
Other commercial commitments             -          -          -          -          -
--------------------------------------------------------------------------------------
Total commercial commitments      $158,225   $  8,225   $      -   $150,000   $      -
--------------------------------------------------------------------------------------

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of March 31, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $43 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at March 31, 2002 was not material. Credit and market risk exposures on these agreements are limited to the net interest differentials. The net interest differentials earned or incurred from interest rate swaps were recorded as part of interest expense and were not material for the three months ended March 31, 2002. The effect of interest rate swaps on the Company's average interest rate on long-term debt was also not material for the three months ended March 31, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Stockholders' equity increased by $321 thousand, or 0.1%, due primarily to net earnings less dividends of $1.3 million and a $3.3 million reduction of common stock held in treasury as a result of restricted stock awards and stock option settlement activity that was only partially offset by a reduction in additional paid-in capital and increases in both accumulated other comprehensive loss and unearned deferred compensation.

OUTLOOK

Throughout 2001 and the first quarter of 2002, the Company experienced the impact of the general slowdown in the world economy. Accordingly, reduced sales volumes adversely affected the Company's operating results. As a result, the Company implemented cost-saving initiatives that included personnel reductions, working capital management and curtailed capital spending from planned levels. The Company was able to generate $73 million in cash flow from operations and utilized $39 million of these funds to reduce outstanding borrowings during 2001. In the first quarter of 2002, the Company generated $34 million in cash flow from operations ($13 million from income tax refunds) and utilized $16 million of these funds to reduce outstanding borrowings.

The Company anticipates that market conditions for the remainder of 2002 for its Communications segment will include excess production capacity, enhanced sales-price pressures and continued utilization of thinly capitalized VARs for product distribution. The Company's United States Communications segment is largely dependent on sales to a small number of customers. In addition, the Company's European Communications segment is largely dependent on one customer in the United Kingdom. The cost-saving initiatives taken during 2001, coupled with continued cost reduction efforts in 2002, reflect the Company's adjustment of its cost structure to meet market demand. If capital spending by the LECs is further constrained from anticipated levels or the Company is unable to fully develop anticipated secondary channels to market, revenues and operating earnings may be less than originally estimated.

Market conditions for the Company's Electronics segment are expected to remain constrained during the remainder of 2002 and will include excess production capacity. The Company anticipates continued pricing pressure on products with networking applications and reduced demand for fiber optic products. During the first quarter of 2002, the Company made further cost and staff reductions commensurate with anticipated market demand.

The Company anticipates the slowdown will continue for the remainder of 2002 for most geographic and market segments. Increases in revenues and operating income will be largely dependent on the level of investment by the technology and communications industries and on the timing of any general economic recovery. The Company currently anticipates a gradual recovery in the latter part of 2002; however, the Company anticipates that 2002 revenues may be 5% below those of 2001. The Company's cost reduction efforts should partly offset the impact of lower revenues.

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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the general unsettled economic conditions in the United States and Europe (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including the Company's achievement of cost-saving and profit improvement initiatives within its Communications segment); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and on sales to one large telecommunications company in the United Kingdom); general industry and market conditions and growth rates; and other factors noted in the Company's Form 10-K annual report for 2001 and other Securities Exchange Act filings.

                            PART II OTHER INFORMATION







ITEM 6:  EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits

     Exhibit 10.1: Second Amendment to Credit Agreement, dated February 28, 2002, among Belden Inc.; Wachovia Bank, N.A.; SunTrust Bank; U.S. Bank, N.A.; ING Bank N.V.; Comerica Bank; The Northern Trust Company and The Industrial Bank of Japan, Limited

     Exhibit 10.2: First Amendment to Guaranty Agreement, dated February 28, 2002, among Belden Wire & Cable Company; Belden Communications Company and Wachovia Bank, N.A., as Administrative Agent

Reports on Form 8-K

     No Reports on Form 8-K were filed during the three months ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BELDEN INC.



Date: May 8, 2002                          By: /s/ C. Baker Cunningham
                                               ---------------------------------
                                               C. Baker Cunningham
                                               Chairman of the Board, President
                                               and Chief Executive Officer



Date: May 8, 2002                          By: /s/ Richard K. Reece
                                               ---------------------------------
                                               Richard K. Reece
                                               Vice President, Finance,
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BELDEN INC.



Date: May 8, 2002                          By:
                                               ---------------------------------
                                               C. Baker Cunningham
                                               Chairman of the Board, President
                                               and Chief Executive Officer



Date: May 8, 2002                          By:
                                               ---------------------------------
                                               Richard K. Reece
                                               Vice President, Finance
                                               and Chief Financial Officer