Form 10-Q
period 2002-06-30
BELDEN INC
filed 2002-08-14
CIK 910134

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

        Yes X    No
           ----    -----

        Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 12, 2002: 24,920,793 shares

================================================================================

Exhibit Index on Page 27                                           Page 1 of 28

                          PART I FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,              December 31,
                                                                                    2002                      2001
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 (UNAUDITED)

ASSETS
Current assets
    Cash and cash equivalents                                                  $   1,421                $    2,799
    Receivables                                                                  117,193                   105,865
    Inventories                                                                  157,149                   150,791
    Income taxes receivable                                                           -                     14,527
    Deferred income taxes                                                          7,075                     7,078
    Other current assets                                                           3,502                     2,470
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                      286,340                   283,530
Property, plant and equipment, less accumulated
    depreciation                                                                 360,476                   355,852
Goodwill, less accumulated amortization                                           75,700                    74,016
Other long-lived assets                                                           10,627                     9,292
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 733,143                  $722,690
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                   $  93,551                $   76,816
    Income taxes payable                                                             294                         -
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                  93,845                    76,816
Long-term debt                                                                   207,980                   234,703
Postretirement benefits other than pensions                                       11,128                    11,580
Deferred income taxes                                                             69,950                    69,614
Other long-term liabilities                                                       16,730                    15,732
Stockholders' equity
    Preferred stock                                                                    -                         -
    Common stock                                                                     262                       262
    Additional paid-in capital                                                    42,713                    43,773
    Retained earnings                                                            327,040                   323,671
    Accumulated other comprehensive loss                                         (12,405)                  (26,625)
    Unearned deferred compensation                                                (2,653)                   (1,233)
    Treasury stock                                                               (21,447)                  (25,603)
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                333,510                   314,245
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 733,143                $  722,690
===================================================================================================================

See accompanying notes.
                                      -2-

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                 Six Months Ended
                                                                                   June 30,                         June 30,
                                                             ---------------------------------------------------------------
                                                                     2002             2001             2002            2001
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                                       $  207,689       $  254,209       $  414,764      $  513,691
Cost of sales                                                     171,144          206,975          345,746         417,148
----------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                   36,545           47,234           69,018          96,543
Selling, general and administrative expenses                       26,162           27,175           53,054          54,890
Amortization of goodwill                                                -              475                -             983
----------------------------------------------------------------------------------------------------------------------------
    Operating earnings                                             10,383           19,584           15,964          40,670
Nonoperating earnings                                                   -                -                -          (1,200)
Interest expense                                                    3,374            4,888            7,210           9,668
----------------------------------------------------------------------------------------------------------------------------
    Income before taxes and cumulative effect of change
       in accounting principle                                      7,009           14,696            8,754          32,202
Income taxes                                                        2,313            5,101            2,889          11,141
----------------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of change in
       accounting principle                                         4,696            9,595            5,865          21,061

Cumulative effect of change in accounting principle                     -                -                -            (251)
----------------------------------------------------------------------------------------------------------------------------
    Net income                                                 $    4,696       $    9,595       $    5,865      $   20,810
============================================================================================================================
Basic average shares outstanding                                   24,753           24,549           24,730          24,510
Basic earnings per share before cumulative effect of
    change in accounting principle                             $      .19       $      .39       $      .24      $      .86
Basic earnings per share                                       $      .19       $      .39       $      .24      $      .85
============================================================================================================================
Diluted average shares outstanding                                 25,007           24,831           24,957          24,823
Diluted earnings per share before cumulative effect of
    change in accounting principle                             $      .19       $      .39       $      .24      $      .85
Diluted earnings per share                                     $      .19       $      .39       $      .24      $      .84
============================================================================================================================
Dividends declared per share                                   $      .05       $      .05       $      .10      $      .10
============================================================================================================================

See accompanying notes.
                                      -3-

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                       2002                    2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flow from operating activities
    Income before cumulative effect of change in accounting principle
                                                                                          $    5,865             $    21,061
    Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities
       Depreciation and amortization                                                          19,539                  19,613
       Gain on business divestiture                                                                -                  (1,166)
       Other, net                                                                                538                     218
       Changes in operating assets and liabilities (1)
          Receivables                                                                         (6,502)                 23,005
          Inventories                                                                         (2,804)                (11,541)
          Accounts payable and accrued liabilities                                            14,908                 (38,636)
          Current and deferred income taxes, net                                              15,160                  (3,327)
          Other assets and liabilities, net                                                   (4,812)                 (2,583)
==============================================================================================================================
              Net cash provided by operating activities                                       41,892                   6,644
Cash flows from investing activities
    Capital expenditures                                                                     (15,661)                (16,828)
    Proceeds from business divestiture                                                             -                   1,360
    Proceeds from disposal of property                                                            97                    108
------------------------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                                         (15,564)                (15,360)
Cash flows from financing activities
    Net borrowings/(payments) under credit agreements                                        (26,723)                  6,470
    Proceeds from exercise of stock options                                                    1,271                   1,126
    Cash dividends paid                                                                       (2,496)                 (2,445)
------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by/(used for) financing activities                           (27,948)                  5,151
Effect of exchange rate changes on cash and cash equivalents                                     242                    119
------------------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                                              (1,378)                 (3,446)
Cash and cash equivalents, beginning of period                                                 2,799                   7,396
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                  $    1,421             $     3,950
==============================================================================================================================
Supplemental cash flow information
    Income tax refunds received                                                           $   15,225             $       558
    Income taxes paid                                                                         (2,306)                 (9,759)
    Interest paid, net of amount capitalized                                                  (7,390)                 (9,227)
==============================================================================================================================

See accompanying notes.

(1)Net of the effects of exchange rate changes.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

====================================================================================================================================
                                                                                                            Accumulated
                                                                                               Unearned           Other
                                               Common   Paid-In     Retained    Treasury       Deferred   Comprehensive
                                                Stock   Capital     Earnings       Stock    Compensation           Loss       Total
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Balance at December 31, 2000                   $  262   $ 47,379    $297,625    ($35,664)          $  -       ($21,933)   $ 287,669

Net income                                                            20,810                                                 20,810

Foreign currency translation adjustments                                                                        (3,953)      (3,953)

Unrealized loss on derivative instruments                                                                         (267)        (267)
                                                                                                                          ----------

    Comprehensive income                                                                                                     16,590

Issuance of treasury stock
    Exercise of stock options                               (935)                  2,061                                      1,126
    Stock compensation                                      (262)                  2,180         (1,741)                        522

Amortization of unearned deferred
        compensation                                                                                218                         218

Cash dividends ($.05 per share)                                       (2,454)                                                (2,454)

------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                       $  262   $ 46,182    $315,981     $31,423)        $1,523)      ($26,153)   $ 303,326
====================================================================================================================================

Balance at December 31, 2001                   $  262   $ 43,773    $323,671    ($25,603)       ($1,233)      ($26,625)   $  314,245

Net income                                                             5,865                                                   5,865

Foreign currency translation adjustments                                                                        13,975       13,975

Unrealized gain on derivative instruments                                                                          245          245
                                                                                                                          ----------

    Comprehensive income                                                                                                     20,085

Issuance of treasury stock
    Exercise of stock options                               (509)                  1,780                                      1,271
    Stock compensation                                      (507)                  2,465         (1,958)                          -
Employee stock purchase plan                                 (44)                    (89)                                      (133)

Amortization of unearned deferred
   compensation                                                                                     538                         538

Cash dividends ($.05 per share)                                       (2,496)                                                (2,496)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                       $  262   $ 42,713   $ 327,040    ($21,447)       ($2,653)      ($12,405)   $ 333,510
====================================================================================================================================

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

Reclassifications

Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation.

NOTE 2:  PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share:

==============================================================================================================================
                                                                              Three Months Ended             Six Months Ended
                                                                                         June 30,                     June 30,
==============================================================================================================================
                                                                              2002          2001          2002           2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Numerator
    Income before cumulative effect of change in
       accounting principle                                               $  4,696      $  9,595       $ 5,865       $ 21,061
    Net income                                                            $  4,696      $  9,595       $ 5,865       $ 20,810
==============================================================================================================================
Denominator
    Denominator for basic earnings per share - weighted
       average shares                                                       24,549        24,549        24,730         24,510
Effect of dilutive employee stock options                                      254           282           227            313
------------------------------------------------------------------------------------------------------------------------------
    Denominator for dilutive earnings per share - adjusted weighted average
       shares                                                               25,007        24,831        24,957         24,823
==============================================================================================================================
Basic  earnings  per  share  before  cumulative  effect  of change in
    accounting principle                                                  $    .19      $    .39       $   .24       $    .86
Basic earnings per share                                                  $    .19      $    .39       $   .24       $    .85
==============================================================================================================================
Diluted  earnings  per share  before  cumulative  effect of change in
    accounting principle                                                  $    .19      $    .39       $   .24       $   .85
Diluted earnings per share                                                $    .19      $    .39       $   .24       $   .84
==============================================================================================================================

NOTE 3:    SHARE INFORMATION

==============================================================================================================================
                                                                                           Common Stock        Treasury Stock
------------------------------------------------------------------------------------------------------------------------------
(number of shares in thousands)

Balance at December 31, 2000                                                                     26,204                (1,774)
Issuance of treasury stock
    Exercise of stock options                                                                         -                    68
    Stock compensation                                                                                -                    66
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                                                                         26,204                (1,640)
==============================================================================================================================

Balance at December 31, 2001                                                                     26,204                (1,443)
Issuance/(return) of treasury stock
    Exercise of stock options                                                                         -                    69
    Stock compensation                                                                                -                    94
Employee stock purchase plan adjustments, net                                                         -                    (3)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                                                         26,204                (1,283)
==============================================================================================================================

NOTE 4:  INVENTORIES

==============================================================================================================================
                                                                                                June 30,          December 31,
                                                                                                   2002                  2001
------------------------------------------------------------------------------------------------------------------------------
 (in thousands)

Raw materials                                                                                 $  37,254             $  39,710
Work-in-process                                                                                   4,833                 3,052
Finished goods                                                                                  127,051               119,973
Perishable tooling and supplies                                                                   4,485                 4,319
------------------------------------------------------------------------------------------------------------------------------
    Gross inventories                                                                           173,623               167,054
Excess of current standard costs over LIFO costs                                                 (5,430)               (5,830)
Obsolescence and other reserves                                                                 (11,044)              (10,433)
------------------------------------------------------------------------------------------------------------------------------
    Net inventories                                                                           $ 157,149             $ 150,791
==============================================================================================================================

NOTE 5:    GOODWILL

On January 1, 2002, the Company adopted the new rules of accounting under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As of June 30, 2002, and during the six-month period then ended, the Company had no indefinite-lived intangible assets other than goodwill. Application of the nonamortization provision of SFAS No. 142 during the three- and six-month periods ended June 30, 2001 would have resulted in a $0.4 million ($0.5 million pretax), or $0.02 per diluted share and a $0.6 million ($1.0 million pretax), or $0.03 per diluted share, respectively, increase in net income for that period. The Electronics segment and the Communications segment reported goodwill, net of accumulated amortization, at June 30, 2002 in the amounts of $73.3 million and $2.4 million, respectively.


NOTE 6:  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Short-Term Borrowings
At June 30, 2002, short-term borrowings in the amount of $6.5 million were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of June 30, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at June 30, 2002 was not material.

Credit and market risk exposures on these agreements are limited to the net interest differentials. The net interest differentials earned or incurred from interest rate swaps were recorded as part of interest expense and were not material for the three- and six-month periods ended June 30, 2002. The effect of interest rate swaps on the Company's average interest rate on long-term debt was also not material for the three- and six-month periods ended June 30, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 7: INCOME TAXES

The net tax expense for the three- and six-month periods ended June 30, 2002 was $2.3 million and $2.9 million, respectively. This reflects a reduction in the effective annual income tax rate from 34.5% to 33.0%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pretax earnings amount--$7.0 million and $8.8 million for the three- and six-month periods ending June 30, 2002 compared with $14.7 million and $32.2 million for the three- and six-month periods ending June 30, 2001.

For years beginning after December 31, 2000, the Company no longer records a provision for residual United States income tax on undistributed earnings generated by certain foreign subsidiaries since the Company does not anticipate the repatriation of such earnings to the United States within the foreseeable future. The Company did not record potential residual United States income taxes on undistributed foreign earnings of $0.8 million and $1.2 million for the three- and six-month periods ended June 30, 2002.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three- and six-month periods ended June 30, 2002 are analyzed below:

=============================================================================================================================
Three Months Ended June 30, 2002                                                                Amount                 Rate
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except rate data)
Provision at statutory rate                                                                     $ 2,453              35.0  %
State income taxes                                                                                  162               2.3  %
Lower foreign tax rates and other                                                                  (302)             (4.3) %
----------------------------------------------------------------------------------------------------------------------------
Total tax                                                                                       $ 2,313              33.0  %
=============================================================================================================================

=============================================================================================================================
Six Months Ended June 30, 2002                                                                  Amount                 Rate
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except rate data)

Provision at statutory rate                                                                     $ 3,064              35.0  %
State income taxes                                                                                  163               1.8  %
Lower foreign tax rates and other                                                                  (338)             (3.8) %
----------------------------------------------------------------------------------------------------------------------------
Total tax                                                                                       $ 2,889              33.0  %
=============================================================================================================================

NOTE 8: STOCK COMPENSATION PLANS

The Company issued 5,000, 97,000, and 66,000 restricted stock awards to a number of its key employees in May 2002, February 2002 and February 2001, respectively. Participants receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date. This award was accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known.

Compensation related to the awards was measured as the difference between the market price of the Company's common stock at the respective grant date and the amount to be paid by the participants for the common stock.

The following tables summarize the Company's restricted stock award activity and related information for the six months ended June 30, 2002 and the six months ended June 30, 2001:

SHARES AND ACCUMULATED DIVIDENDS
==============================================================================================================================
Six Months Ended June 30,                                                        2002                                    2001
------------------------------------------------------------------------------------------------------------------------------
                                                                          ACCUMULATED                             Accumulated
(in thousands)                                           SHARES             DIVIDENDS              Shares           Dividends
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period                           66          $         13                   -        $          -
Granted                                                     102                     -                  66                   -
Issued                                                        -                    16                   -                   6
Forfeited                                                   (11)                   (2)                  -                   -
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of period                                157          $         27                  66        $          6
==============================================================================================================================

COMPENSATION
==============================================================================================================================
Six Months Ended June 30,                                                        2002                                    2001
-----------------------------------------------------------------------------------------------------------------------------
                                                       UNEARNED                                  Unearned
                                                       DEFERRED          COMPENSATION            Deferred        Compensation
(in thousands)                                     COMPENSATION               EXPENSE        Compensation             Expense
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   $        1,233          $          -        $          -        $          -
Restricted stock awarded                                  2,142                     -               1,741                   -
Restricted stock forfeited                                 (184)                  (73)                  -                   -
Amortization--2001 awards                                  (287)                  287                (218)                218
Amortization--2002 awards                                  (251)                  251                   -                   -
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                         $        2,653          $        465        $      1,523        $        218
==============================================================================================================================

NOTE 9: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

BUSINESS SEGMENT INFORMATION
------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002                      ELECTRONICS         COMMUNICATIONS             OTHER       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

EXTERNAL CUSTOMER REVENUES                              $ 145,406              $  62,283          $      -          $ 207,689
INTERSEGMENT REVENUES                                       3,354                    280            (3,634)                -
DEPRECIATION AND AMORTIZATION                               6,454                  3,275                67              9,796
OPERATING EARNINGS/(LOSS)                                  14,918                 (1,773)           (2,762)            10,383
INTEREST EXPENSE                                                -                      -             3,374              3,374
INCOME/(LOSS) BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               14,918                 (1,773)           (6,136)             7,009
==============================================================================================================================

==============================================================================================================================
Three Months Ended June 30, 2001                      Electronics         Communications             Other       Consolidated
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

External customer revenues                              $ 168,751              $  85,458          $      -          $ 254,209
Intersegment revenues                                       1,583                  4,095            (5,678)                 -
Depreciation and amortization                               6,753                  3,226                52             10,031
Operating earnings/(loss)                                  18,988                  2,589            (1,993)            19,584
Interest expense                                                -                      -             4,888              4,888
Income/(loss) before taxes and cumulative
   effect of change in accounting principle                18,988                  2,589            (6,881)            14,696
==============================================================================================================================

==============================================================================================================================
Six Months Ended June 30, 2002                        ELECTRONICS         COMMUNICATIONS             OTHER       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

EXTERNAL CUSTOMER REVENUES                              $ 282,424              $ 132,340          $      -          $ 414,764
INTERSEGMENT REVENUES                                       5,689                    950            (6,639)                 -
DEPRECIATION AND AMORTIZATION                              12,784                  6,621               134             19,539
OPERATING EARNINGS/(LOSS)                                  21,736                   (102)           (5,670)            15,964
INTEREST EXPENSE                                                -                      -             7,210              7,210
INCOME/(LOSS) BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               21,736                   (102)          (12,880)             8,754
==============================================================================================================================


==============================================================================================================================
Six Months Ended June 30, 2001                        Electronics         Communications             Other       Consolidated
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

External customer revenues                              $ 338,208              $ 175,483          $      -          $ 513,691
Intersegment revenues                                       3,850                  8,703           (12,553)                 -
Depreciation and amortization                              13,403                  6,104               106             19,613
Operating earnings/(loss)                                  37,612                  7,698            (4,640)            40,670
Interest expense                                                -                      -             9,668              9,668
Income/(loss) before taxes and cumulative
    effect of change in accounting principle               38,812                  7,698           (14,308)            32,202
==============================================================================================================================

GEOGRAPHIC INFORMATION

--------------------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended June 30,                           Six Months Ended June 30,
                     -----------------------------------------------------------------------------------------------------------
                               2002                          2001                      2002                        2001
--------------------------------------------------------------------------------------------------------------------------------
(in thousands,                        PERCENT OF                Percent of                PERCENT OF                   Percent of
except % data)          REVENUES       REVENUES      Revenues     Revenues     REVENUES     REVENUES      Revenues       Revenues
--------------------------------------------------------------------------------------------------------------------------------
United States          $ 133,722            64%   $ 173,113           68%    $ 264,298           64%   $ 349,081            68%
Europe                    44,686            22%      51,136           20%       90,095           22%     107,058            21%
Rest of World             29,281            14%      29,960           12%       60,371           14%      57,552            11%
--------------------------------------------------------------------------------------------------------------------------------
Total                  $ 207,689           100%   $ 254,209          100%    $ 414,764          100%   $ 513,691           100%
==============================================================================================================================

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

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results for the three- and six-month periods ended June 30, 2002 with the three- and six-month periods ended June 30, 2001.

==============================================================================================================================
                                                                           Three Months Ended                Six Months Ended
                                                                                      June 30,                        June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                          2002           2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Revenues                                                             $ 207,689      $ 254,209       $ 414,764       $ 513,691
Gross profit                                                            36,545         47,234          69,018          96,543
Operating earnings                                                      10,383         19,584          15,964          40,670
Nonoperating earnings                                                        -              -               -          (1,200)
Interest expense                                                         3,374          4,888           7,210           9,668
Income before taxes and cumulative effect of change in
    accounting principle                                                 7,009         14,696           8,754          32,202
Income before cumulative effect of change in accounting
    principle                                                            4,696          9,595           5,865          21,061
Net income                                                               4,696          9,595           5,865          20,810
===============================================================================================================================

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

The following table sets forth information comparing the Electronics segment operating results for the three- and six-month periods ended June 30, 2002 with the three- and six-month periods ended June 30, 2001.

==============================================================================================================================
                                                                          Three Months Ended                Six Months Ended
                                                                                     June 30,                        June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                         2002           2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except % data)

External customer revenues                                           $145,406       $168,751        $282,424        $338,208
Intersegment revenues                                                   3,354          1,583           5,689           3,850
Operating earnings                                                     14,918         18,988          21,736          37,612
    As a percent of external customer revenues                           10.3%          11.3%            7.7%           11.1%
==============================================================================================================================

The following table sets forth information comparing the Communications segment operating results for the three- and six-month periods ended June 30, 2002 with the three- and six-month periods ended June 30, 2001.

==============================================================================================================================
                                                                         Three Months Ended                Six Months Ended
                                                                                    June 30,                        June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                        2002           2001             2002            2001
------------------------------------------------------------------------------------------------------------------------------
(In thousands, except % data)
External customer revenues                                           $62,283        $85,458         $132,340        $175,483
Intersegment revenues                                                    280          4,095              950           8,703
Operating earnings                                                    (1,773)         2,589             (102)          7,698
As a percent of external customer revenues                              (2.8)%          3.0%            (0.1)%           4.4%
==============================================================================================================================

RESULTS OF OPERATIONS--
THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues decreased 18% to $207.7 million in the three months ended June 30, 2002 from $254.2 million in the three months ended June 30, 2001 due to reduced sales volume and decreased selling prices. Partially offsetting this decrease was favorable currency translation on international revenues.

Decreased unit sales contributed approximately 16 percentage points of revenue decline. The Company experienced volume decreases in sales of products with communications, industrial and entertainment/OEM applications due primarily to the downturns in both the United States and European economies and capital spending reductions by the major communications companies. The Company did experience a small sales volume increase in products with networking applications.

Decreased product pricing contributed approximately 3 percentage points of revenue decline. This decrease resulted primarily from the current-quarter impact of sales price reductions implemented on certain products with communications, industrial and networking applications in prior periods as well as lower pass-through copper prices on certain products with communications applications.

Favorable foreign currency translation on European and Asia/Pacific revenues partially offset the revenue decline. The increase of the euro, British pound and Australian dollar from average exchange values of $0.88, $1.42 and $0.51, respectively, in second quarter 2001 to $0.92, $1.46 and $0.55, respectively, in second quarter 2002 accounted for an approximate 1% increase in revenues.

Revenues in the United States, representing approximately 64% of the Company's total revenues for the three months ended June 30, 2002, declined by 23% compared to revenues for the same period in 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the second quarter of 2002 declined by 15% compared to revenues generated during the second quarter of 2001. Revenues generated in the United States from the sale of Communications segment products during the three months ended June 30, 2002 were down 34% compared to the same period in 2001.

Revenues in Europe represented approximately 22% of the Company's total revenues for the quarter ended June 30, 2002. European revenues decreased by 13% compared to revenues generated during the second quarter of 2001. Local currency revenues generated in Europe from the sale of Electronics segment products during the second quarter of 2002 declined by 24% compared to revenues generated during the second quarter of 2001. Local currency revenues generated in Europe from the sale of Communications segment products during the three months ended June 30, 2002 increased by 2% compared to the same period in 2001. Favorable currency translation offset the revenue decline by approximately 3 percentage points.

Revenues from the rest of the world, representing approximately 14% of the Company's total revenues for the three months ended June 30, 2002, decreased by 2% from the same period in 2001. This decrease represented lower demand in Latin America and the Asia/Pacific markets partially offset by stronger demand in Canada and the Africa/Middle East markets as well as favorable currency translation.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings for the three months ended June 30, 2002 with the three months ended June 30, 2001.

==============================================================================================================================
                                                                                                                   % Decrease
                                                                                                                2002 Compared
Three Months Ended June 30,                                                        2002            2001             With 2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)

Gross profit                                                                  $  36,545       $  47,234                (22.6)%
    As a percent of revenues                                                       17.6%           18.5%

Operating earnings                                                            $  10,383       $  19,584                (47.0)%
    As a percent of revenues                                                        5.0%            7.7%

Income before taxes and cumulative effect of change in
    accounting principle                                                      $   7,009       $  14,696                (52.3)%
    As a percent of revenues                                                        3.4%            5.8%

Net income                                                                    $   4,696       $   9,595                (51.1)%
    As a percent of revenues                                                        2.3%            3.8%
==============================================================================================================================

Gross profit decreased 23% to $36.5 million in the three months ended June 30, 2002 from $47.2 million in the three months ended June 30, 2001 due primarily to lower sales volume and the current-period impact of sales price reductions taken on certain products in prior periods. This decrease was partially offset by the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 0.9 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 47% to $10.4 million in the three months ended June 30, 2002 from $19.6 million in the three months ended June 30, 2001 due to lower gross profit. Partially offsetting the decrease in gross profit was a reduction in selling, general and administrative expenses of 4% to $26.2 million in the quarter ended June 30, 2002 from $27.2 million in the same period of 2001 and the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The favorable selling, general and administrative expense performance was the result of headcount reductions and tighter spending control throughout the organization. This favorable performance was somewhat mitigated by management reassignment costs of $0.5 million, bad debt expense of $0.3 million and increased litigation services costs of $0.2 million recognized in the second quarter of 2002. Selling, general and administrative expenses as a percent of revenues increased to 12.6% in second quarter 2002 from 10.7% in second quarter 2001. Operating earnings as a percent of revenues declined by 2.7 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income before taxes and cumulative effect of change in accounting principle decreased 52% to $7.0 million in the three months ended June 30, 2002 from $14.7 million in the three months ended June 30, 2001 due to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 31% to $3.4 million in second quarter 2002 from $4.9 million in second quarter 2001 due to both lower average borrowings and marginally lower interest rates. Average debt outstanding during the second quarter of 2002 and 2001 was $210 million and $275 million, respectively. The Company's average interest rate was 6.8% in the second quarter of 2002 compared to 6.9% in the second quarter of 2001.

The Company's effective tax rate was 33.0% and 34.7% for the three months ended June 30, 2002 and 2001, respectively. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller three-month pretax earnings amount ($7.0 million in 2002 compared to $14.7 million in 2001).

Net income decreased 51% to $4.7 million in the three months ended June 30, 2002 from $9.6 million in the three months ended June 30, 2001 due to lower income before taxes.

ELECTRONICS SEGMENT

External customer revenues decreased 14% to $145.4 million for the quarter ended June 30, 2002 from $168.8 million for the quarter ended June 30, 2001. This decrease can be attributed mainly to weak demand across all product lines due to the continued downturns in both the United States and European economies. Also contributing to the decrease was the current-quarter impact of price reductions taken in prior periods on certain products with networking and industrial applications. This decrease was partially offset by the positive effect of currency translation on European and Asia/Pacific revenues.

Operating earnings decreased 21% to $14.9 million for the quarter ended June 30, 2002 from $19.0 million for the quarter ended June 30, 2001 due primarily to lower revenues. As a percent of external customer revenues, operating earnings decreased to 10.3% in the second quarter of 2002 from 11.3% in the second quarter of 2001.

COMMUNICATIONS SEGMENT

The Communications segment recorded external customer revenues of $62.3 million for the quarter ended June 30, 2002, a 27% decrease from revenues of $85.5 million for the quarter ended June 30, 2001, due principally to capital spending reductions by the major communications companies and lower pass-through copper prices.

Operating earnings/(loss) decreased to a $1.8 million loss for the quarter ended June 30, 2002 compared to $2.6 million in earnings for the quarter ended June 30, 2001. Operating earnings/(loss) as a percent of external customer revenues decreased to (2.8)% in the quarter ended June 30, 2002 from 3.0% in the same period of 2001. These results reflected lower sales volumes, higher product cost due to rising copper prices and the segment's inability to leverage its fixed costs over a much lower revenue base.

RESULTS OF OPERATIONS--
SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues decreased 19% to $414.8 million in the six months ended June 30, 2002 from $513.7 million in the six months ended June 30, 2001 due to reduced sales volume and decreased selling prices. Currency translation on international revenues had virtually no effect on revenue comparisons for the period.

Decreased unit sales contributed approximately 15 percentage points of revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturns in both the United States and European economies and capital spending reductions by the major communications companies and the lack of purchases during the year by a major private-label customer that contributed $13 million in revenues during the first six months of 2001.

Decreased product pricing contributed approximately 4 percentage points of revenue decline. This decrease resulted primarily from the current-year impact of sales price reductions implemented on certain communications, industrial and networking products in prior periods as well as lower pass-through copper prices on certain communications products.

Revenues in the United States, representing approximately 64% of the Company's total revenues for the six months ended June 30, 2002, declined by 24% compared to revenues for the same period in 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the first half of 2002 declined by 20% compared to revenues generated during the first half of 2001. Revenues generated in the United States from the sale of Communications segment products during the six months ended June 30, 2002 were down 31% compared to the same period in 2001.

Revenues in Europe represented approximately 22% of the Company's total revenues for the six months ended June 30, 2002. European revenues decreased by 16% compared to revenues generated during the same period in 2001. Local currency revenues generated in Europe from the sale of Electronics segment products during the first half of 2002 declined by 23% compared to revenues generated during the first half of 2001. Local currency revenues generated in Europe from the sale of Communications segment products during the six months ended June 30, 2002 were down 1% compared to the same period in 2001.

Revenues from the rest of the world, representing approximately 14% of the Company's total revenues for the six months ended June 30, 2002, increased by 5% from the same period in 2001. This increase represented stronger demand in Canada and the Africa/Middle East markets partially offset by lower demand in Latin America and the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings for the six months ended June 30, 2002 with the six months ended June 30, 2001.

==============================================================================================================================
                                                                                                                   % Decrease
                                                                                                                2002 Compared
Six Months Ended June 30,                                                        2002            2001               With 2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except % data)

Gross profit                                                                  $  69,018       $  96,543               (28.5)%
   As a percent of revenues                                                        16.6%           18.8%

Operating earnings                                                            $  15,964       $  40,670               (60.7)%
   As a percent of revenues                                                         3.8%            7.9%

Income before taxes and cumulative effect of
   change in accounting principle                                             $   8,754       $  32,202               (72.8)%
   As a percent of revenues                                                         2.1%            6.3%

Net income                                                                    $   5,865       $  20,810               (71.8)%
   As a percent of revenues                                                         1.4%            4.0%
==============================================================================================================================

Gross profit decreased 28% to $69.0 million in the six months ended June 30, 2002 from $96.5 million in the six months ended June 30, 2001 due primarily to lower sales volume and the current-period impact of sales price reductions taken on certain products in prior periods and severance costs of $2.1 million related to headcount reductions in the Electronics segment. This decrease was partially offset by the impact of material, labor and overhead cost reductions as well as a $1.4 million settlement receivable from class action litigation regarding the pricing of copper futures. Gross profit as a percent of revenues declined by 2.2 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 61% to $16.0 million in the six months ended June 30, 2002 from $40.7 million in the six months ended June 30, 2001 due to lower gross profit. Partially offsetting the decrease in gross profit was a reduction in selling, general and administrative expenses of 5% to $53.1 million in the six months ended June 30, 2002 from $55.9 million in the same period of 2001 and the cessation of goodwill amortization in accordance with SFAS No. 142. The favorable performance in selling, general and administrative expenses was the result of headcount reductions and tighter spending control throughout the organization. This favorable performance was somewhat mitigated by severance costs of $1.2 million recognized in the first quarter of 2002 related to headcount reductions in the Electronics segment as well as management reassignment costs of $0.5 million, bad debt expense of $0.3 million and increased litigation services costs of $0.2 million recognized in the second quarter of 2002. Selling, general and administrative expenses as a percent of revenues increased to 12.8% in the first half of

10.7% in the first half of 2001. Operating earnings as a percent of revenues declined by 4.1 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income before taxes and cumulative effect of change in accounting principle decreased 73% to $8.8 million in the six months ended June 30, 2002 from $32.2 million in the six months ended June 30, 2001 due to lower operating earnings. Also affecting this comparison was a one-time gain of $1.2 million on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 25% to $7.2 million in the first half of 2002 from $9.7 million in the first half of 2001 due to both lower average borrowings and marginally lower interest rates. Average debt outstanding during the six-month periods ended June 30, 2002 and 2001 was $224 million and $276 million, respectively. The Company's average interest rate was 6.8% in the first half of 2002 compared to 7.0% in the first half of 2001.

The Company's effective tax rate was 33.0% and 34.6% for the six-month periods ended June 30, 2002 and 2001, respectively. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller six-month pretax earnings amount ($8.8 million in 2002 compared to $32.2 million in 2001).

Net income decreased 72% to $5.9 million in the six months ended June 30, 2002 from $20.8 million in the six months ended June 30, 2001 due to lower income before taxes. Also affecting this comparison was a loss of $251 thousand recognized on the Company's adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, recorded in the first quarter of 2001.

ELECTRONICS SEGMENT

External customer revenues decreased 16% to $282.4 million for the six months ended June 30, 2002 from $338.2 million for the six months ended June 30, 2001. This decrease can be attributed mainly to weak demand across all product lines due to the continued downturns in both the United States and European economies. Also contributing to the decrease was the current-year impact of price reductions taken in prior periods on certain products with networking and industrial applications.

Operating earnings decreased 42% to $21.7 million for the six months ended June 30, 2002 from $37.6 million for the six months ended June 30, 2001 due primarily to lower revenues and severance costs of $3.3 million related to headcount reductions. This decrease was partially offset by a $0.3 million settlement receivable from class action litigation regarding the pricing of copper futures. As a percent of external customer revenues, operating earnings decreased to 7.7% in the first half of 2002 from 11.1% in the first half of 2001.

COMMUNICATIONS SEGMENT

The Communications segment recorded external customer revenues of $132.3 million for the six months ended June 30, 2002, a 25% decrease from revenues of $175.5 million for the six months ended June 30, 2001, due principally to capital spending reductions by the major communications companies, lower pass-through copper prices and the lack of sales during the period to a major private-label customer.

Operating earnings/(loss) decreased to a $0.1 million loss for the six months ended June 30, 2002 from earnings of $7.7 million for the six months ended June 30, 2001. Operating earnings/(loss) as a percent of external customer revenues decreased to (0.1)% in the first half of 2002 from 4.4% in the same period of 2001. These results reflected lower sales volumes, higher product cost due to rising copper prices and the segment's inability to leverage its fixed costs over a much lower revenue base. This decrease was partially offset by a $1.1 million settlement receivable from class action litigation regarding the pricing of copper futures.

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


SUMMARIZED CASH FLOW STATEMENTS

==============================================================================================================================
Six Months Ended June 30,                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Net cash provided by (used in)
    Operating activities                                                                            $  41,892       $   6,644
    Investing activities                                                                              (15,564)        (15,360)
    Financing activities                                                                              (27,948)          5,151
Effect of exchange rate changes on cash and cash equivalents                                              242             119
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                    $  (1,378)      $  (3,446)
==============================================================================================================================

NET CASH PROVIDED BY OPERATING ACTIVITIES
==============================================================================================================================
Six Months Ended June 30,                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Income from continuing operations before cumulative effect of
    change in accounting principle                                                                  $   5,865       $  21,061
Depreciation and amortization                                                                          19,539          19,613
Gain on business divestiture                                                                                -          (1,166)
Other, net                                                                                                538             218
Current and deferred income taxes, net                                                                 15,160          (3,782)
Change in other operating assets and liabilities, net                                                     790         (29,300)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           $  41,892       $   6,644
==============================================================================================================================

Net cash provided by operating activities in 2002 totaled $42 million and included a $16 million net change in operating assets and liabilities resulting from increased accounts payable and accrued liabilities as well as receipt of income tax refunds that were partially offset by increased receivables and inventories. During 2001, net cash provided by operating activities totaled $7 million. Operating assets and liabilities consumed $33 million of funds, principally through increases in inventories and decreases in accounts payable and accrued liabilities that were partially offset with a decrease in receivables.

NET CASH USED IN INVESTING ACTIVITIES
==============================================================================================================================
Six Months Ended June 30,                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Capital expenditures                                                                               $  (15,661)      $ (16,828)
Proceeds from business divestiture                                                                          -           1,360
Proceeds from disposal of property                                                                         97             108
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                              $  (15,564)      $ (15,360)
==============================================================================================================================

CAPITAL EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                                2002           2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Capacity modernization and enhancement                                                             $   11,545       $  8,941
Capacity expansion                                                                                      1,520          5,611
Other                                                                                                   2,596          2,276
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $   15,661       $ 16,828
==============================================================================================================================

Capital expenditures during the six-month periods ended June 30, 2002 and 2001 were approximately 3.8% and 3.3% of revenues, respectively. Investment during both the first halves of 2002 and 2001 was utilized principally for maintaining and enhancing existing production capabilities.

Proceeds from business divestiture in 2001 resulted from the sale of the Company's interest in MCTEC B.V., a medical wire joint venture located in Venlo, Netherlands.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
==============================================================================================================================
Six Months Ended June 30,                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Net borrowings/(payments) under credit agreements                                                  $  (26,723)      $  6,470
Proceeds from exercise of stock options                                                                 1,271          1,126
Cash dividends paid                                                                                    (2,496)        (2,445)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                 $ (27,948)      $  5,151
==============================================================================================================================

During the six months ended June 30, 2002, the Company repaid approximately $27 million of debt. The repayments were funded primarily by cash flow from operations, which included $13 million from federal income tax refunds. Dividends of $0.10 per share were paid to shareholders for the same period.

During the six months ended June 30, 2001, the Company increased borrowings by approximately $6 million. The borrowings were used primarily to fund operations, capital expenditures and dividend payments. Dividends of $0.10 per share were paid to shareholders for the same period.

Working Capital

The following table summarizes the Company's working capital position at June 30, 2002 and December 31, 2001.

========================================================================================================
                                                                           JUNE 30,          December 31,
                                                                              2002                  2001
---------------------------------------------------------------------------------------------------------
(in thousands, except current ratio)

Current assets
  Cash and cash equivalents                                              $   1,421              $  2,799
  Receivables, net                                                         117,193               105,865
  Inventories                                                              157,149               150,791
  Income taxes receivable                                                        -                14,527
  Deferred income taxes                                                      7,075                 7,078
  Other current assets                                                       3,502                 2,470
---------------------------------------------------------------------------------------------------------
     Total current assets                                                $ 286,340              $283,530
Current liabilities
  Accounts payable and accrued liabilities                               $  93,551              $ 76,816
  Income taxes payable                                                         294                     -
---------------------------------------------------------------------------------------------------------
     Total current liabilities                                           $  93,845              $ 76,816
---------------------------------------------------------------------------------------------------------
Working capital                                                          $ 192,495              $206,714
Current ratio(1)                                                              3.05                  3.69
=========================================================================================================

(1) Total current assets divided by total current liabilities

Current assets increased $3 million, or 1%, from $283 million at December 31, 2001 to $286 million at June 30, 2002. Receivables increased $11 million due primarily to an improvement in the Electronics segment daily sales rate in second quarter 2002 over the fourth quarter of 2001. Inventories increased $6 million primarily in anticipation of summer plant shutdowns. The decrease in income taxes receivable was due to the receipt of federal income tax refunds during the first quarter of 2002.

Current liabilities increased $17 million, or 22%, from $77 million at December 31, 2001 to $94 million at June 30, 2002. Accounts payable and accrued liabilities increased due to increased production and purchasing levels within the Company.

Long-lived Assets

The following table summarizes the Company long-lived assets at June 30, 2002 and December 31, 2001.

========================================================================================================
                                                                         JUNE 30,          December 31,
                                                                            2002                  2001
--------------------------------------------------------------------------------------------------------
(in thousands)

Property, plant and equipment, net                                      $360,476              $355,852
Goodwill, net                                                             75,700                74,016
Other long-lived assets                                                   10,627                 9,292
--------------------------------------------------------------------------------------------------------
                                                                        $446,803              $439,160
========================================================================================================

Long-lived assets increased $8 million, or 2%, from $439 million at December 31, 2001 to $447 million at June 30, 2002.

Property, plant and equipment, net includes the undepreciated acquisition cost of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. The Company adopted, effective January 1, 2002, the new rules of accounting under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. With the issuance of SFAS No. 144, the Financial Accounting Standards Board established a single accounting model, based on the framework in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, for long-lived assets selected for disposition. As of June 30, 2002, and during the six-month period then ended, the Company had no long-lived assets selected for disposition. The Company performed impairment tests during the first quarter of 2002 on the carrying balances as of January 1, 2002 of property, plant and equipment. The projected undiscounted future operating cash flows generated by these assets exceeded the carrying value of the assets. Therefore, these assets are not considered impaired.

Goodwill, net consists of the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. The Company adopted, effective January 1, 2002, the new rules of accounting under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. The Company performed the required impairment test during the first quarter of 2002 on its goodwill balance as of January 1, 2002. The projected discounted future operating cash flows generated by each pool of acquired assets exceeded the carrying value of the goodwill associated with the acquired assets. Therefore, the Company's goodwill is not considered impaired.

Capital Structure
============================================================================================================
                                                                JUNE 30, 2002              December 31, 2001
------------------------------------------------------------------------------------------------------------
(in thousands, except % data)                          AMOUNT         PERCENT        Amount          Percent
                                               -------------------------------------------------------------
Long-term debt                                       $207,980           38.4%      $234,703            42.8%
Stockholders' equity                                  333,510           61.6%       314,245            57.2%
------------------------------------------------------------------------------------------------------------
                                                     $541,490          100.0%      $548,948           100.0%
============================================================================================================

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $8 million due principally to a reduction in long-term debt that was partially offset by an increase in stockholders' equity.

The Company had privately-placed debt of $200 million outstanding at June 30, 2002. Details regarding maturities and interest rates are shown below.

=========================================================================================================
                                                            Principal     Maturity            Effective
                                                              Balance         Date        Interest Rate
---------------------------------------------------------------------------------------------------------
(in thousands, except % data)

Senior Notes, Series 1997-A                                 $75,000        08/11/2009(1)            6.92%
Senior Notes, Series 1999-A                                  64,000(2)     09/01/2004               7.60%
Senior Notes, Series 1999-B                                  44,000        09/01/2006               7.75%
Senior Notes, Series 1999-C                                  17,000        09/01/2009               8.06%
=========================================================================================================

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

(2) The Senior Notes, Series 1999-A, which serve as the notional principal on certain outstanding interest rate swap agreements, are recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value on June 30, 2002 of $65.5 million.

The agreements for these private placements contain affirmative and negative covenants, including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants, including maintenance of a maximum debt-to-total-capitalization ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. At June 30, 2002, the Company had no outstanding borrowings under the Credit Agreement.

The Company also had unsecured, uncommitted arrangements with 9 banks under which it may borrow up to $64 million at prevailing interest rates. At June 30, 2002, the Company had $6 million outstanding borrowings under these arrangements. At June 30, 2002, these borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

During the six months ended June 30, 2002, the Company decreased total outstanding debt by $27 million, or 11%, with cash provided by operations and certain other investing and financing activities. The Company's debt-to-total-capitalization ratio decreased from 42.8% at December 31, 2001 to 38.4% at June 30, 2002.

Borrowings have the following scheduled maturities.

=========================================================================================================
                                                          Payments Due by Period
                                       ------------------------------------------------------------------
                                                    Less than           1-2           3-4          After
June 30, 2002                             Total        1 year         years         years        4 years
---------------------------------------------------------------------------------------------------------
(in thousands)

Long-term debt (1)(2)                  $206,476     $   6,474       $64,000       $74,000        $62,000
=========================================================================================================

(1) At March 31, 2002, borrowings due in less than 1 year were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

(2) The Senior Notes, Series 1999-A, which serve as the notional principal on certain outstanding interest rate swap agreements, are recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value on June 30, 2002 of $65.5 million.

Other commercial commitments consist primarily of the Credit Agreement, which provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004.

OTHER COMMERCIAL COMMITMENTS
==============================================================================================================================
                                                                     Amount of Commitment Expiration Per Period
                                                       -----------------------------------------------------------------------
                                                                       Less than 1           1-2           3-4          After
June 30, 2002                                                  Total          year         years         years        4 years
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Lines of credit                                             $150,000       $     -     $150,000        $    -          $   -
Standby letters of credit                                      8,118         8,118            -             -              -
Guarantees                                                       107           107            -             -              -
Standby repurchase obligations                                     -             -            -             -              -
Other commercial commitments                                       -             -            -             -              -
------------------------------------------------------------------------------------------------------------------------------
Total commercial commitments                                $158,225       $ 8,225     $ 150,000       $    -          $   -
==============================================================================================================================

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of June 30, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at June 30, 2002 was not material. Credit and market risk exposures on these agreements are limited to the net interest differentials. The net interest differentials earned or incurred from interest rate swaps were recorded as part of interest expense and were not material for the three- and six-month periods ended June 30, 2002. The effect of interest rate swaps on the Company's average interest rate on long-term debt was also not material for the three- and six-month periods ended June 30, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Stockholders' equity increased by $19 million, or 6.1%, due primarily to a $4 million reduction of common stock held in treasury as a result of restricted stock awards and stock option settlement activity and a $14 million reduction in accumulated other comprehensive loss resulting primarily from favorable translation of foreign currency financial statements into United States dollars during 2002 that was only partially offset by a reduction in additional paid-in capital and an increase in unearned deferred compensation.

OUTLOOK

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

The Company anticipates the slowdown will continue for the remainder of 2002 for most geographic and served market segments. Increases in revenues and operating income will be largely dependent on the level of investment by the technology and communications industries and on the timing of any general economic recovery. The Company currently anticipates a gradual recovery for the Electronics segment, principally from its United States operations, in the latter part of 2002. The Company does not anticipate a recovery for the Communications segment during the year. Therefore, the Company estimates that 2002 revenues may be 12% to 15% below those of 2001. The Company's cost reduction efforts should partly offset the impact of anticipated lower revenues.

The Company's Electronics segment is expected to deliver operating earnings as a percent of external customer revenues for the year in line with the recent past. The Company anticipates the Communications segment will continue to have an operating loss for the year prior to the benefit of approximately $9 million to $10 million of pretax other operating earnings under a private-label take-or-pay agreement.

Forward-Looking Statements

The statements set forth other than historical facts, including those noted in the "Outlook" section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company's actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

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

                            PART II OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2002, the Company held its regular Annual Meeting of Stockholders ("Meeting"). The stockholders considered one proposal. The necessary majority approved the proposal.

       PROPOSAL 1:

       Election for a three-year term, one class III director: C. Baker Cunningham. Mr. Cunningham has served on the Company's Board of Directors since 1993. Mr. Cunningham received 17,527,209 votes for his reelection and 5,210,053 votes were withheld.

       The Company also has other directors whose terms of office continue after the meeting. John M. Monter, Dr. Christopher I. Byrnes and Whitson Sadler serve as class I directors until their terms expire in 2003. Lorne D. Bain, Arnold W. Donald and Bernard G. Rethore serve as class II directors until their terms expire in 2004.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits

         Exhibit 99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

         No Reports on Form 8-K were filed during the three months ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BELDEN INC.

Date: August 12, 2002                    By:   /s/ C. Baker Cunningham
                                               ---------------------------------
                                               C. Baker Cunningham
                                               Chairman of the Board, President
                                                 and Chief Executive Officer

Date: August 12, 2002                    By:   /s/ Richard K. Reece
                                               ---------------------------------
                                               Richard K. Reece
                                               Vice President, Finance,
                                                 and Chief Financial Officer