Form 10-Q
period 2002-09-30
BELDEN INC
filed 2002-11-14
CIK 910134

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

            Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 14, 2002: 24,947,907 shares


================================================================================


Exhibit Index on Page 33                                            Page 1 of 36

                          PART I FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,              December 31,
                                                                                   2002                      2001
                                                                           -------------              ------------
(in thousands)                                                              (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                 $   9,614                 $   2,799
    Receivables                                                                 113,413                   105,865
    Inventories                                                                 146,161                   150,791
    Income taxes receivable                                                       2,005                    14,527
    Deferred income taxes                                                         7,479                     7,078
    Other current assets                                                          3,120                     2,470
                                                                              ---------                 ---------
       Total current assets                                                     281,792                   283,530
Property, plant and equipment, less accumulated depreciation                    359,874                   355,852
Goodwill, less accumulated amortization                                          75,580                    74,016
Other long-lived assets                                                          11,656                     9,292
                                                                              ---------                 ---------
                                                                              $ 728,902                 $ 722,690
                                                                              =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                  $  86,227                 $  76,816
    Income taxes payable                                                             -                         -
                                                                              ---------                 ---------
       Total current liabilities                                                 86,227                    76,816
Long-term debt                                                                  203,986                   234,703
Postretirement benefits other than pensions                                      10,928                    11,580
Deferred income taxes                                                            74,712                    69,614
Other long-term liabilities                                                      19,239                    15,732
Stockholders' equity
    Preferred stock                                                                  -                         -
    Common stock                                                                    262                       262
    Additional paid-in capital                                                   42,703                    43,773
    Retained earnings                                                           328,556                   323,671
    Accumulated other comprehensive loss                                        (13,931)                  (26,625)
    Unearned deferred compensation                                               (2,351)                   (1,233)
    Treasury stock                                                              (21,429)                  (25,603)
                                                                              ---------                 ---------
       Total stockholders' equity                                               333,810                   314,245
                                                                              ---------                 ---------
                                                                              $ 728,902                 $ 722,690
                                                                              =========                 =========



See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)



                                                                        Three Months Ended                Nine Months Ended
                                                                             September 30,                    September 30,
                                                                --------------------------        ---------- --------------
                                                                     2002             2001             2002            2001
                                                                ---------        ---------        ---------       ---------
(in thousands, except per share data)
Revenues                                                        $ 199,514        $ 243,436        $ 614,278       $ 757,127
Cost of sales                                                     165,545          201,369          511,291         618,517
                                                                ---------        ---------        ---------       ---------
    Gross profit                                                   33,969           42,067          102,987         138,610
Selling, general and administrative expenses                       26,712           35,274           79,766          90,164
Amortization of goodwill                                               -               589               -            1,572
                                                                ---------        ---------        ---------       ---------
    Operating earnings                                              7,257            6,204           23,221          46,874
Nonoperating earnings                                                  -                -                -           (1,200)
Interest expense                                                    3,324            4,850           10,534          14,518
                                                                ---------        ---------        ---------       ---------
    Income before taxes and cumulative effect of change
       in accounting principle                                      3,933            1,354           12,687          33,556
Income tax (benefit) / expense                                      1,171           (2,407)           4,060           8,734
                                                                ---------        ---------        ---------       ---------
    Income before cumulative effect of change in
       accounting principle                                         2,762            3,761            8,627          24,822
Cumulative effect of change in accounting principle                    -                -                -             (251)
                                                                ---------        ---------        ---------       ---------
    Net income                                                  $   2,762        $   3,761        $   8,627       $  24,571
                                                                =========        =========        =========       =========
Basic average shares outstanding                                   24,764           24,571           24,742          24,530
Basic earnings per share before cumulative effect of
    change in accounting principle                              $     .11        $     .15        $     .35       $    1.01
Basic earnings per share                                        $     .11        $     .15        $     .35       $    1.00
                                                                ---------        ---------        ---------       ---------
Diluted average shares outstanding                                 24,837           24,834           24,942          24,827
Diluted earnings per share before cumulative effect of
    change in accounting principle                              $     .11        $     .15        $     .35       $    1.00
Diluted earnings per share                                      $     .11        $     .15        $     .35       $     .99
                                                                ---------        ---------        ---------       ---------
Dividends declared per share                                    $     .05        $     .05        $     .15       $     .15
                                                                =========        =========        =========       =========


  See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)


Nine Months Ended September 30,                                                                 2002                    2001
                                                                                           ---------               ---------
(in thousands)
Cash flow from operating activities
    Income before cumulative effect of change in accounting principle                      $   8,627               $  24,822
    Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities
       Depreciation and amortization                                                          29,356                  29,830
       Gain on business divestiture                                                               -                   (1,200)
       Amortization of deferred compensation                                                     767                     363
       Changes in operating assets and liabilities (1)
          Receivables                                                                         (3,175)                 46,082
          Inventories                                                                          7,599                  13,505
          Accounts payable and accrued liabilities                                             6,144                 (56,094)
          Current and deferred income taxes, net                                              17,797                  (5,689)
                                                                                           ---------               ---------
          Other assets and liabilities, net                                                     (661)                    827
              Net cash provided by operating activities                                       66,454                  52,446
Cash flows from investing activities
    Capital expenditures                                                                     (26,493)                (30,682)
    Proceeds from business divestiture                                                            -                    1,400
    Proceeds from disposal of property, plant and equipment                                      167                      20
                                                                                           ---------               ---------
              Net cash used for investing activities                                         (26,326)                (29,262)
Cash flows from financing activities
    Net payments under credit agreements                                                     (30,717)                (15,962)
    Proceeds from exercise of stock options                                                    1,198                   1,309
    Cash dividends paid                                                                       (3,742)                 (3,683)
                                                                                           ---------               ---------
              Net cash used for financing activities                                         (33,261)                (18,336)
Effect of exchange rate changes on cash and cash equivalents                                     (52)                     97
                                                                                           ---------               ---------
Increase in cash and cash equivalents                                                          6,815                   4,945
Cash and cash equivalents, beginning of period                                                 2,799                   7,396
                                                                                           ---------               ---------
Cash and cash equivalents, end of period                                                   $   9,614               $  12,341
                                                                                           ---------               ---------
Supplemental cash flow information
    Income tax refunds received                                                            $  16,437               $     682
    Income taxes paid                                                                         (2,750)                (14,650)
    Interest paid, net of amount capitalized                                                 (14,696)                (17,631)
                                                                                           =========               =========


See accompanying notes.

(1) Net of the effects of exchange rate changes.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)



                                                                                                           Accumulated
                                                                                              Unearned           Other
                                                 Common   Paid-In   Retained   Treasury       Deferred   Comprehensive
                                                  Stock   Capital   Earnings      Stock   Compensation            Loss       Total
                                                 ------   -------   --------   --------   ------------   --------------   --------
(in thousands)
Balance at December 31, 2000                       $262   $47,379   $297,625   ($35,664)         $  -         ($21,933)   $287,669

Net income                                                            24,571                                                24,571

Foreign currency translation adjustments                                                                          (692)       (692)

Unrealized loss on derivative instruments                                                                         (256)       (256)
                                                                                                                          --------

   Comprehensive income                                                                                                     23,623

Issuance of treasury stock
   Exercise of stock options                               (1,064)                2,373                                      1,309
   Stock compensation                                        (262)                2,180         (1,741)                        177

Amortization of unearned deferred compensation                                                     363                         363

Cash dividends ($.05 per share)                                       (3,683)                                               (3,683)
                                                   ----   -------   --------   --------        -------        ---------   --------
Balance at September 30, 2001                      $262   $46,053   $318,513   ($31,111)       ($1,378)       ($22,881)   $309,458
                                                   ====   =======   ========   ========        =======        ========    ========

Balance at December 31, 2001                       $262   $43,773   $323,671   ($25,603)       ($1,233)       ($26,625)   $314,245

Net income                                                             8,627                                                 8,627

Foreign currency translation adjustments                                                                        12,449      12,449

Unrealized gain on derivative instruments                                                                          245         245
                                                                                                                          --------

   Comprehensive income                                                                                                     21,321

Issuance of treasury stock
   Exercise of stock options                                 (593)                1,791                                      1,198
   Stock compensation                                        (426)                2,464         (1,885)                        153
   Employee stock purchase plan adjustments                   (51)                  (81)                                      (132)

Amortization of unearned deferred compensation                                                     767                         767

Cash dividends ($.05 per share)                                       (3,742)                                               (3,742)
                                                   ----   -------   --------   --------        -------        --------    --------
Balance at September 30, 2002                      $262   $42,703   $328,556   ($21,429)       ($2,351)       ($13,931)   $333,810
                                                   ====   =======   ========   ========        =======        ========    ========



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements include Belden Inc. and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2001 and December 31, 2000 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 2:  PER SHARE INFORMATION
The following table sets forth the computation of basic and diluted earnings per share:


                                                                              Three Months Ended            Nine Months Ended
                                                                                   September 30,                September 30,
                                                                          ----------------------      -----------------------
                                                                              2002          2001          2002           2001
                                                                          --------      --------      --------       --------
(in thousands, except per share amounts)
Numerator
   Income before cumulative effect of
      change in accounting principle                                      $  2,762      $  3,761      $  8,627       $ 24,822
   Net income                                                             $  2,762      $  3,761      $  8,627       $ 24,571
                                                                          --------      --------      --------       --------
Denominator
   Denominator for basic earnings per share --
      weighted average shares                                               24,764        24,571        24,742         24,530
Effect of dilutive employee stock options                                       73           263           200            297
                                                                          --------      --------      --------       --------

   Denominator for dilutive earnings per share --
      adjusted weighted average shares                                      24,837        24,834        24,942         24,827
                                                                          --------      --------      --------       --------
Basic earnings per share before cumulative effect
   of change in accounting principle                                      $    .11      $    .15      $    .35       $   1.01
Basic earnings per share                                                  $    .11      $    .15      $    .35       $   1.00
                                                                          --------      --------      --------       --------

Diluted earnings per share before cumulative
   effect of change in accounting principle                               $    .11      $    .15      $    .35       $   1.00
Diluted earnings per share                                                $    .11      $    .15      $    .35       $    .99
                                                                          --------      --------      --------       --------



NOTE 3:    SHARE INFORMATION


                                                                                           Common Stock        Treasury Stock
                                                                                           ------------        ---------------
(number of shares in thousands)
Balance at December 31, 2000                                                                     26,204                (1,774)
Issuance of treasury stock
   Exercise of stock options                                                                         -                     78
   Stock compensation                                                                                -                     66
                                                                                           ------------        --------------
Balance at September 30, 2001                                                                    26,204                (1,630)
                                                                                           ------------        --------------

Balance at December 31, 2001                                                                     26,204                (1,443)
Issuance/(return) of treasury stock
   Exercise of stock options                                                                         -                     69
   Stock compensation                                                                                -                     91
   Employee stock purchase plan adjustments, net                                                     -                      1
                                                                                           ------------        --------------
Balance at September 30, 2002                                                                    26,204                (1,282)
                                                                                           ------------        --------------

NOTE 4:  COMPREHENSIVE INCOME


Three Months Ended September 30,                                                                   2002                  2001
                                                                                               --------               -------
(in thousands)
Net income                                                                                     $  2,762               $ 3,761
Other comprehensive income/(loss)
    Foreign currency translation adjustments                                                     (1,526)                3,261
    Reclassification adjustment for realized losses on derivative instruments
       included in net income                                                                        -                     11
                                                                                               --------               -------
       Other comprehensive income/(loss)                                                         (1,526)                3,272
                                                                                               --------               -------
          Comprehensive income                                                                 $  1,236               $ 7,033
                                                                                               ========               =======



NOTE 5:  INVENTORIES


                                                                                          SEPTEMBER 30,          December 31,
                                                                                                   2002                  2001
                                                                                          -------------          ------------
  (in thousands)

Raw materials                                                                                 $  35,124             $  39,710
Work-in-process                                                                                   5,802                 3,052
Finished goods                                                                                  116,418               119,973
Perishable tooling and supplies                                                                   4,697                 4,319
                                                                                              ---------             ---------
    Gross inventories                                                                           162,041               167,054
Excess of current standard costs over last-in, first-out costs                                   (5,248)               (5,830)
Obsolescence and other reserves                                                                 (10,632)              (10,433)
                                                                                              ---------             ---------
    Net inventories                                                                           $ 146,161             $ 150,791
                                                                                              =========             =========



Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market. Costs include direct material, direct labor and applicable production overhead costs.


NOTE 6:    GOODWILL
On January 1, 2002, the Company adopted the new rules of accounting under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As of September 30, 2002, and during the nine-month period then ended, the Company had no indefinite-lived intangible assets other than goodwill. Application of the nonamortization provision of SFAS No. 142 during the three- and nine-month periods ended September 30, 2001 would have resulted in an increase in net income for those periods of $0.4 million ($0.6 million pretax), or $0.02 per diluted share and $1.1 million ($1.6 million pretax), or $0.04 per diluted share, respectively. The Electronics segment and the Communications segment reported goodwill, net of accumulated amortization, at September 30, 2002 in the amounts of $73.2 million and $2.4 million, respectively.

NOTE 7:  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Credit Agreement
The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants, including maintenance of a maximum debt-to-total-capitalization ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth.

The Company entered into an amendment of the Credit Agreement during the quarter ended September 30, 2002 that altered the interest coverage covenant applicable to this quarter. The Company's performance during the quarter ended September 30, 2002 met the amended interest coverage covenant.

The Company does not anticipate that its performance during the quarter ended December 31, 2002 will meet the interest coverage covenant under the Credit Agreement applicable to that quarter. As a result, the Company is working with its bank group to address this issue. The Company anticipates successful resolution of this issue in a manner that does not materially affect the Company's operations.

Short-Term Borrowings
At September 30, 2002, short-term borrowings in the amount of $1.2 million were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

Interest Rate Management
The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of September 30, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at September 30, 2002 was $2.8 million.

Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.3 million pretax, or $0.01 per diluted share, and $0.7 million pretax, or $0.02 per diluted share, were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2002, respectively. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.64 percentage points for the three months ended September 30, 2002 and by 0.41 percentage points for the nine months ended September 30, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 8:  INCOME TAXES
The net tax expense for the three- and nine-month periods ended September 30, 2002 was $1.2 million and $4.1 million, respectively. This reflects a reduction in the effective annual income tax rate from 32.8% in 2001 to 32.0% in 2002. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pretax earnings amount--$12.7 million for the nine months ending September 30, 2002 compared with $33.6 million for the nine months ending September 30, 2001.

For years beginning after December 31, 2000, the Company no longer records a provision for residual United States income tax on undistributed earnings generated by certain foreign subsidiaries since the Company does not anticipate the repatriation of such earnings to the United States within the foreseeable future. The Company did not record potential residual United States income taxes/tax benefit on undistributed foreign earnings/(loss) of $(0.2) million and $1.0 million for the three- and nine-month periods ended September 30, 2002.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three- and nine-month periods ended September 30, 2002 are analyzed below:


Three Months Ended September 30, 2002                                                            Amount              Rate
                                                                                                -------              ----
(in thousands, except rate data)
Provision at statutory rate                                                                     $ 1,377              35.0 %
State income taxes                                                                                  154               3.9 %
Lower foreign tax rates and other                                                                  (360)             (9.1)%
                                                                                                -------              ----
Total tax                                                                                       $ 1,171              29.8 %
                                                                                                =======              ====



Nine Months Ended September 30, 2002                                                             Amount              Rate
                                                                                                -------              ----
(in thousands, except rate data)
Provision at statutory rate                                                                     $ 4,440              35.0 %
State income taxes                                                                                  317               2.5 %
Lower foreign tax rates and other                                                                  (697)             (5.5)%
                                                                                                -------              ----
Total tax                                                                                       $ 4,060              32.0 %
                                                                                                =======              ====


NOTE 9:  STOCK COMPENSATION PLANS
The Company issued 5,000, 97,000, and 66,000 restricted stock awards to a number of its key employees in May 2002, February 2002 and February 2001, respectively. Participants receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date. This award was accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as a fixed plan since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the awards was measured as the difference between the market price of the Company's common stock at the respective grant date and the amount to be paid by the participants for the common stock.

The following tables summarize the Company's restricted stock award activity and related information for the nine-month periods ended September 30, 2002 and 2001, respectively:

SHARES AND ACCUMULATED DIVIDENDS
-----------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                  2002                                    2001
                                              ---------------------------------------        --------------------------------
                                                                          ACCUMULATED                             Accumulated
(in thousands)                                           SHARES             DIVIDENDS              Shares           Dividends
                                              -----------------          ------------        ------------        ------------
Outstanding at beginning of period                           66                  $ 13                  -                 $ -
Granted                                                     102                    -                   66                  -
Issued                                                       -                     25                  -                    9
Forfeited                                                   (11)                   (2)                 -                   -
                                                        -------                 -----             -------               -----
Outstanding at end of period                                157                  $ 36                  66                $  9
                                                        =======                 =====             =======               =====


COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                  2002                                    2001
                                              ---------------------------------------        --------------------------------
                                              UNEARNED DEFERRED                                  Unearned
                                                   COMPENSATION          COMPENSATION            Deferred        Compensation
(in thousands)                                                                EXPENSE        Compensation             Expense
                                              -----------------          ------------        ------------        ------------
Balance at beginning of period                          $ 1,233                 $  -              $    -                $  -
Restricted stock awarded                                  2,142                    -                1,741                  -
Restricted stock forfeited                                 (184)                  (73)                 -                   -
Amortization--2001 awards                                  (421)                  421                (363)                363
Amortization--2002 awards                                  (419)                  419                  -                   -
                                                        -------                 -----             -------               -----
Balance at end of period                                $ 2,351                 $ 767             $ 1,378               $ 363
                                                        =======                 =====             =======               =====


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

BUSINESS SEGMENT INFORMATION


THREE MONTHS ENDED SEPTEMBER 30, 2002                 ELECTRONICS         COMMUNICATIONS             OTHER       CONSOLIDATED
                                                      -----------         --------------         ---------       ------------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                              $ 142,085              $  57,429         $      -           $ 199,514
INTERSEGMENT REVENUES                                       2,159                    397            (2,556)                -
DEPRECIATION AND AMORTIZATION                               6,472                  3,281                64              9,817
OPERATING EARNINGS/(LOSS)                                  10,549                   (606)           (2,686)             7,257
INTEREST EXPENSE                                               -                      -              3,324              3,324
INCOME/(LOSS) BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               10,549                   (606)           (6,010)             3,933
                                                        ---------              ---------         ---------          ---------


Three Months Ended September 30, 2001                 Electronics         Communications             Other       Consolidated
                                                      -----------         --------------         ---------       ------------
(in thousands)
External customer revenues                              $ 152,630              $  90,806         $      -           $ 243,436
Intersegment revenues                                       1,903                  3,024            (4,927)                -
Depreciation and amortization                               6,865                  3,299                53             10,217
Operating earnings/(loss)                                  13,650                 (6,136)           (1,310)             6,204
Interest expense                                               -                      -              4,850              4,850
Income/(loss) before taxes and cumulative
    effect of change in accounting principle               13,650                 (6,136)           (6,160)             1,354
                                                        ---------              ---------         ---------          ---------


NINE MONTHS ENDED SEPTEMBER 30, 2002                  ELECTRONICS         COMMUNICATIONS             OTHER       CONSOLIDATED
                                                      -----------         --------------         ---------       ------------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                              $ 424,509              $ 189,769         $      -           $ 614,278
INTERSEGMENT REVENUES                                       7,848                  1,347            (9,195)                -
DEPRECIATION AND AMORTIZATION                              19,256                  9,902               198             29,356
OPERATING EARNINGS/(LOSS)                                  32,285                   (708)           (8,356)            23,221
INTEREST EXPENSE                                               -                      -             10,534             10,534
INCOME/(LOSS) BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               32,285                   (708)          (18,890)            12,687
                                                        ---------              ---------         ---------          ---------

Nine Months Ended September 30, 2001                  Electronics         Communications             Other       Consolidated
                                                      -----------         --------------         ---------       ------------
(in thousands)
External customer revenues                              $ 490,838              $ 266,289         $      -           $ 757,127
Intersegment revenues                                       5,753                 11,727           (17,480)                -
Depreciation and amortization                              20,268                  9,403               159             29,830
Operating earnings/(loss)                                  51,262                  1,562            (5,950)            46,874
Interest expense                                               -                      -             14,518             14,518
Income/(loss) before taxes and cumulative
    effect of change in accounting principle               52,462                  1,562           (20,468)            33,556
                                                        ---------              ---------         ---------          ---------



GEOGRAPHIC INFORMATION

                              Three Months Ended September 30,                      Nine Months Ended September 30,
                        ---------------------- -------------------------      ------------------------------------------------
                               2002                       2001                      2002                       2001
                        ---------------------      ---------------------      ---------------------     ----------------------
(in thousands,                      PERCENT OF                Percent of                 PERCENT OF                 Percent of
except % data)          REVENUES      REVENUES     Revenues     Revenues      REVENUES     REVENUES     Revenues      Revenues
                        --------    ----------     --------   ----------      --------   ----------     --------    ----------
United States           $129,673           65%     $164,099          67%      $395,361          64%     $513,203           68%
Europe                    39,780           20%       46,953          19%       129,170          21%      153,992           20%
Rest of World             30,061           15%       32,384          14%        89,747          15%       89,932           12%
                        --------          ---      --------         ---       --------         ---      --------          ---
Total                   $199,514          100%     $243,436         100%      $614,278         100%     $757,127          100%
                        ========          ===      ========         ===       ========         ===      ========          ====


NOTE 11: SUBSEQUENT EVENTS - ACQUISITION
On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of approximately $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments over three years of as much as $8.1 million depending mainly on the Company's achievement of future business levels. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. No goodwill was recorded with respect to this transaction. On November 1, 2002, the Company announced a near-term reduction in NORCOM personnel of approximately 100 employees and disclosed that closure of the Kingston facility is under consideration. Accordingly, the Company recorded approximately $13.0 million as preliminary accrued severance and other plant closing costs incident to the purchase as of the acquisition date. The Company anticipates making severance payments within one year of the acquisition date. NORCOM, which employees approximately 300 people, is the leading Canadian supplier of copper wire and cable products for the telecommunications industry.

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

CONSOLIDATED OPERATING RESULTS
The following table sets forth information comparing consolidated operating results for the three- and nine-month periods ended September 30, 2002 with the three- and nine-month periods ended September 30, 2001.


                                                                           Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                      -----------------------        -------- ---------------
                                                                          2002           2001            2002            2001
                                                                      --------       --------        --------        --------
(In thousands)
Revenues                                                              $199,514       $243,436        $614,278        $757,127
Gross profit                                                            33,969         42,067         102,987         138,610
Operating earnings                                                       7,257          6,204          23,221          46,874
Nonoperating earnings                                                       -              -               -           (1,200)
Interest expense                                                         3,324          4,850          10,534          14,518
Income before taxes and cumulative effect of change in
    accounting principle                                                 3,933          1,354          12,687          33,556
Income before cumulative effect of change in accounting
    principle                                                            2,762          3,761           8,627          24,822
Net income                                                               2,762          3,761           8,627          24,571
                                                                      --------       --------        --------        --------


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

The following table sets forth information comparing the Electronics segment operating results for the three- and nine-month periods ended September 30, 2002 with the three- and nine-month periods ended September 30, 2001.


                                                                         Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                    -----------------------        ------------------------
                                                                        2002           2001            2002            2001
                                                                    --------       --------        --------        --------
(In thousands, except % data)
External customer revenues                                          $142,085       $152,630        $424,509        $490,838
Intersegment revenues                                                  2,159          1,903           7,848           5,753
Operating earnings                                                    10,549         13,650          32,285          51,262
  As a percent of external customer revenues                             7.4%           8.9%            7.6%           10.4%
                                                                    --------       --------        --------        --------


The following table sets forth information comparing the Communications segment operating results for the three- and nine-month periods ended September 30, 2002 with the three- and nine-month periods ended September 30, 2001.

                                                                         Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                    -----------------------        ------------------------
                                                                        2002           2001            2002            2001
                                                                    --------       --------        --------        --------
(In thousands, except % data)
External customer revenues                                           $57,429        $90,806        $189,769        $266,289
Intersegment revenues                                                    397          3,024           1,347          11,727
Operating earnings/(loss)                                               (606)        (6,136)           (708)          1,562
  As a percent of external customer revenues                            (1.1)%         (6.8)%          (0.4)%           0.6%
                                                                    --------       --------        --------        --------

ACQUISITIONS
On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of approximately $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments over three years of as much as $8.1 million depending mainly of the Company's achievement of future business levels. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market value. No goodwill was recorded with respect to this transaction. On November 1, 2002, the Company announced a near-term reduction in NORCOM personnel of approximately 100 employees and disclosed that closure of the Kingston facility is under consideration. Accordingly, the Company recorded approximately $13.0 million as preliminary accrued severance and other plant closing costs incident to the purchase as of the acquisition date. The Company anticipates making severance payments within one year of the acquisition date. NORCOM, which employees approximately 300 people, is the leading Canadian supplier of copper wire and cable products for the telecommunications industry.

RESULTS OF OPERATIONS--
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001


REVENUES
Revenues decreased 18% to $199.5 million in the three months ended September 30, 2002 from $243.4 million in the three months ended September 30, 2001 due to reduced sales volume and decreased selling prices. Partially offsetting this decrease was favorable currency translation on international revenues.

Decreased unit sales contributed approximately 17 percentage points of revenue decline. The Company experienced volume decreases in sales of products with communications applications due primarily to capital spending reductions by the major communications companies. The Company did experience small sales volume increases in products with networking, industrial and entertainment/OEM applications.

Decreased product pricing contributed approximately 3 percentage points of revenue decline. This decrease resulted primarily from the impact of sales price reductions implemented on certain products with communications, networking, industrial and entertainment/OEM applications as well as lower pass-through copper prices on certain products with communications applications.

Favorable foreign currency translation on European and Asia/Pacific revenues partially offset the revenue decline. The increase of the euro, British pound and Australian dollar from average exchange values of $0.89, $1.43 and $0.52, respectively, in third quarter 2001 to $0.98, $1.55 and $0.55, respectively, in third quarter 2002 accounted for an approximate 2% increase in revenues.

Revenues in the United States, representing approximately 65% of the Company's total revenues for the three months ended September 30, 2002, declined by 21% compared to revenues for the same period in 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products resulting from a general economic slowdown. United States revenues generated from the sale of Electronics segment products during the third quarter of 2002 declined by 3% compared to revenues generated during the third quarter of 2001. Revenues generated in the United States from the sale of Communications segment products during the three months ended September 30, 2002 were down 43% compared to the same period in 2001.

Revenues in Europe represented approximately 20% of the Company's total revenues for the quarter ended September 30, 2002. European revenues decreased by 15% compared to revenues generated during the third quarter of 2001. Local currency revenues generated in Europe from the sale of Electronics segment products during the third quarter of 2002 declined by 27% compared to revenues generated during the third quarter of 2001. Local currency revenues generated in Europe from the sale of Communications segment products during the three months ended September 30, 2002 decreased by 18% compared to the same period in 2001. Favorable currency translation offset the revenue decline by approximately 9 percentage points.

Revenues from the rest of the world, representing approximately 15% of the Company's total revenues for the three months ended September 30, 2002, decreased by 7% from the same period in 2001. This decrease represented lower demand in Latin America and the Asia/Pacific markets partially offset by stronger demand in Canada and the Africa/Middle East markets.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the three months ended September 30, 2002 with the three months ended September 30, 2001.


                                                                                                                  % Increase
                                                                                                                   (Decrease)
Three Months Ended September 30,                                                                                2002 Compared
                                                                                   2002            2001             With 2001
                                                                                -------         -------         -------------
(in thousands, except % data)
Gross profit                                                                    $33,969         $42,067                 (19.3)%
  As a percent of revenues                                                         17.0%           17.3%

Operating earnings                                                              $ 7,257         $ 6,204                  17.0 %
  As a percent of revenues                                                          3.6%            2.5%

Income before taxes and cumulative effect of change in accounting
  principle                                                                     $ 3,933         $ 1,354                 190.5 %
  As a percent of revenues                                                          2.0%            0.6%

Net income                                                                      $ 2,762         $ 3,761                 (26.6)%
  As a percent of revenues                                                          1.4%            1.5%
                                                                                -------         -------         -------------


Gross profit decreased 19% to $34.0 million in the three months ended September 30, 2002 from $42.1 million in the three months ended September 30, 2001 due primarily to lower sales volume and the impact of sales price reductions taken on certain products. This decrease was partially offset by the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by 0.3 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings increased 17% to $7.3 million in the three months ended September 30, 2002 from $6.2 million in the three months ended September 30, 2001 due primarily to a $7.4 million decrease in bad debt expense from the third quarter of 2001 to the third quarter of 2002. During the third quarter of 2001, the Company recognized $8.6 million in bad debt expense that included an $8.4 million bad debt charge related to a financially-troubled VAR. During the third quarter of 2002, the Company recognized $1.3 million in bad debt expense that included $1.2 million in bad debt charges related to three financially-troubled distribution customers. Also contributing to the increase in operating earnings was the cessation of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and a reduction in selling, general and administrative expenses. Excluding the bad debt expense recognized in each year, selling, general and administrative expenses decreased by 5% to $25.4 million, or 12.8% of revenues, in the quarter ended September 30, 2002 from $26.6 million, or 10.9% of revenues, in the same period of 2001 due to reductions in personnel and tighter spending control throughout the organization. This improvement was partially offset by lower gross profit. Operating earnings as a percent of revenues increased by 1.1 percentage points from the prior year reflecting the previously mentioned items partially offset by the Company's unfavorable leveraging of fixed costs over the lower revenue base.

Income before taxes and cumulative effect of change in accounting principle increased 191% to $3.9 million in the three months ended September 30, 2002 from $1.4 million in the three months ended September 30, 2001 due to higher operating earnings and decreased interest expense. Interest expense decreased 31% to $3.3 million in the third quarter of 2002 from $4.9 million in the third quarter of 2001 due to both lower average borrowings and marginally lower interest rates. Average debt outstanding during the third quarter of 2002 and 2001 was $205 million and $265 million, respectively. The Company's average interest rate was 6.64% in the third quarter of 2002 compared to 7.08% in the third quarter of 2001.

Net income decreased 27% to $2.8 million in the three months ended September 30, 2002 from $3.8 million in the three months ended September 30, 2001 despite higher income before taxes and cumulative effect of change in accounting principle due to income tax expense of $1.2 million recognized in the third quarter of 2002 compared to an income tax benefit of $2.4 million recognized in the third quarter of 2001. The income tax benefit recorded in the third quarter of 2001 reflected the favorable resolution of a prior-period tax contingency. The effective annual income tax rate decreased from 32.8% in the third quarter of 2001 to 32.0% in the third quarter of 2002. This comparison excludes the impact in 2001 of the favorable resolution of the prior-period tax contingency.

ELECTRONICS SEGMENT
External customer revenues decreased 7% to $142.1 million for the quarter ended September 30, 2002 from $152.6 million for the quarter ended September 30, 2001. This decrease can be attributed mainly to weak demand for products with communications applications partially offset by improved unit sales of products with networking, industrial and entertainment/OEM applications. Also contributing to the decrease was the impact of price reductions taken on certain products primarily with communications, networking and industrial applications. This decrease was partially offset by the positive effect of currency translation on European and Asia/Pacific revenues.

Operating earnings decreased 23% to $10.5 million for the quarter ended September 30, 2002 from $13.7 million for the quarter ended September 30, 2001 due primarily to lower revenues and $1.0 million in bad debt expense recorded during the quarter that included a $0.9 bad debt charge related to two financially-troubled distribution customers. As a percent of external customer revenues, operating earnings decreased to 7.4% in the third quarter of 2002 from 8.9% in the third quarter of 2001.

COMMUNICATIONS SEGMENT
The Communications segment recorded external customer revenues of $57.4 million for the quarter ended September 30, 2002, a 37% decrease from revenues of $90.8 million for the quarter ended September 30, 2001, due principally to capital spending reductions by the major communications companies and lower pass-through copper prices.

Operating loss was reduced to a $0.6 million loss for the quarter ended September 30, 2002 compared to a $6.1 million loss for the quarter ended September 30, 2001. Operating loss as a percent of external customer revenues was reduced to (1.1)% in the quarter ended September 30, 2002 from (6.8)% in the same period of 2001. These results reflected an $8.3 million decrease in bad debt expense from the third quarter of 2001 to the third quarter of 2002. During the third quarter of 2001, the Company recognized $8.4 in bad debt expense that included an $8.3 million bad debt charge related to a financially-troubled VAR. During the third quarter of 2002, the Company recognized $0.1 in bad debt expense that included a $0.2 million bad debt charge related to a financially-troubled distribution customer. This reduction in operating loss was partially offset by lower sales volumes and the segment's inability to leverage its fixed costs over a much lower revenue base.

RESULTS OF OPERATIONS--
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES
Revenues decreased 19% to $614.3 million in the nine months ended September 30, 2002 from $757.1 million in the nine months ended September 30, 2001 due to reduced sales volume and decreased selling prices. Currency translation on international revenues had a marginally positive effect on revenue comparisons for the period.

Decreased unit sales contributed approximately 16 percentage points of revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturns in both the United States and European economies and capital spending reductions by the major communications companies and the lack of purchases during the year by a major private-label customer that contributed $13 million in revenues during the first nine months of 2001.

Decreased product pricing contributed approximately 4 percentage points of revenue decline. This decrease resulted primarily from the impact of sales price reductions implemented on certain communications, industrial and networking products as well as lower pass-through copper prices on certain communications products.

Favorable foreign currency translation on European and Asia/Pacific revenues partially offset the revenue decline. The increase of the euro, British pound and Australian dollar from average exchange values of $0.90, $1.44 and $0.52, respectively, in the nine months ended September 30, 2001 to $0.93, $1.48 and $0.54, respectively, in the nine months ended September 30, 2002 accounted for an approximate 1% increase in revenues.

Revenues in the United States, representing approximately 64% of the Company's total revenues for the nine months ended September 30, 2002, declined by 23% compared to revenues for the same period in 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the first nine months of 2002 declined by 15% compared to revenues generated during the first nine months of 2001. Revenues generated in the United States from the sale of Communications segment products during the nine months ended September 30, 2002 were down 35% compared to the same period in 2001.

Revenues in Europe represented approximately 21% of the Company's total revenues for the nine months ended September 30, 2002. European revenues decreased by 16% compared to revenues generated during the same period in 2001. Local currency revenues generated in Europe from the sale of Electronics segment products during the first nine months of 2002 declined by 24% compared to revenues generated during the first nine months of 2001. Local currency revenues generated in Europe from the sale of Communications segment products during the nine months ended September 30, 2002 were down 8% compared to the same period in 2001. Favorable currency translation offset the revenue decline by approximately 3 percentage points.

Revenues from the rest of the world, representing approximately 15% of the Company's total revenues for the nine months ended September 30, 2002, were flat compared to the same period in 2001. This result represented stronger demand in Canada and the Africa/Middle East markets offset by lower demand in Latin America and the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS
The following table sets forth information comparing the components of earnings for the nine months ended September 30, 2002 with the nine months ended September 30, 2001.


                                                                                                                   % Decrease
                                                                                                                2002 Compared
Nine Months Ended September 30,                                                    2002            2001             With 2001
                                                                               --------        --------         -------------
(in thousands, except % data)
Gross profit                                                                   $102,987        $138,610                 (25.7)%
  As a percent of revenues                                                         16.8%           18.3%

Operating earnings                                                             $ 23,221        $ 46,874                 (50.5)%
  As a percent of revenues                                                          3.8%            6.2%

Income before taxes and cumulative effect of change in accounting
  principle                                                                    $ 12,687        $ 33,556                 (62.2)%
  As a percent of revenues                                                          2.1%            4.4%

Net income                                                                     $  8,627        $ 24,571                 (64.9)%
  As a percent of revenues                                                          1.4%            3.2%
                                                                               --------        --------                 -----

Gross profit decreased 26% to $103.0 million in the nine months ended September 30, 2002 from $138.6 million in the nine months ended September 30, 2001 due primarily to lower sales volume, the impact of sales price reductions taken on certain products and severance costs of $2.1 million related to reductions in personnel in the Electronics segment. This decrease was partially offset by the impact of material, labor and overhead cost reductions as well as a $1.8 million settlement received from class action litigation regarding the pricing of copper futures. Gross profit as a percent of revenues declined by 1.5 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 51% to $23.2 million in the nine months ended September 30, 2002 from $46.9 million in the nine months ended September 30, 2001 due to lower gross profit. Partially offsetting the decrease in gross profit was a reduction in selling, general and administrative expenses of 12% to $79.8 million in the nine months ended September 30, 2002 from $90.2 million in the same period of 2001 and the cessation of goodwill amortization in accordance with SFAS No. 142. The favorable performance in selling, general and administrative expenses was primarily the result of a $6.8 million decrease in bad debt expense recognized in the first nine months of 2002 compared to the same period in 2001 and was also positively effected by headcount reductions and tighter spending control throughout the organization. This favorable performance was somewhat mitigated by severance costs of $1.2 million recognized in the first quarter of 2002 related to headcount reductions in the Electronics segment as well as management reassignment costs of $0.5 million and increased litigation services costs of $0.2 million recognized in the second quarter of 2002. Excluding the bad debt expense recognized in each period, selling, general and administrative expenses as a percent of revenues increased to 12.7% in the first nine months of 2002 from 10.8% in the first nine months of 2001. Operating earnings as a percent of revenues declined by 2.4 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income before taxes and cumulative effect of change in accounting principle decreased 62% to $12.7 million in the nine months ended September 30, 2002 from $33.6 million in the nine months ended September 30, 2001 due to lower operating earnings. Also affecting this comparison was a one-time gain of $1.2 million on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 27% to $10.5 million in the first nine months of 2002 from $14.5 million in the first nine months of 2001 due to both lower average borrowings and marginally lower interest rates. Average debt outstanding during the nine-month periods ended September 30, 2002 and 2001 was $216 million and $272 million, respectively. The Company's average interest rate was 6.75% in the first nine months of 2002 compared to 7.03% in the first nine months of 2001.

The Company's effective tax rate was 32.0% and 32.8% for the nine-month periods ended September 30, 2002 and 2001, respectively. This comparison excludes the impact in 2001 of the favorable resolution of a prior-period tax contingency. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller nine-month pretax earnings amount ($12.7 million in 2002 compared to $33.6 million in 2001).

Net income decreased 65% to $8.6 million in the nine months ended September 30, 2002 from $24.6 million in the nine months ended June 30, 2001 due to lower income before taxes. Also affecting this comparison was a loss of $251 thousand recognized on the Company's adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, recorded in the first quarter of 2001 and the favorable resolution of a $2.3 million prior-period tax contingency in the third quarter of 2001.

ELECTRONICS SEGMENT
External customer revenues decreased 14% to $424.5 million for the nine months ended September 30, 2002 from $490.8 million for the nine months ended September 30, 2001. This decrease can be attributed mainly to weak demand for products with communications, industrial and entertainment/OEM applications due to the continued downturns in both the United States and European economies. Also contributing to the decrease was the impact of price reductions taken on selected products with networking and industrial applications. Partially offsetting this unfavorable comparison were improved unit sales of products with networking applications and favorable currency translation on international revenues.

Operating earnings decreased 42% to $32.3 million for the nine months ended September 30, 2002 from $51.3 million for the nine months ended September 30, 2001 due primarily to lower revenues and severance costs of $3.3 million related to reductions in personnel recognized in the first quarter of 2002 and $0.9 million in bad debt expense related to two financially-troubled distribution customers recognized in the third quarter of 2002. This decrease was partially offset by a $0.5 million settlement received from class action litigation regarding the pricing of copper futures in 2002. As a percent of external customer revenues, operating earnings decreased to 7.6% in the first nine months of 2002 from 10.4% in the first nine months of 2001.

COMMUNICATIONS SEGMENT
The Communications segment recorded external customer revenues of $189.8 million for the nine months ended September 30, 2002, a 29% decrease from revenues of $266.3 million for the nine months ended September 30, 2001, due principally to capital spending reductions by the major communications companies, lower pass-through copper prices and the lack of sales during the period to a major private-label customer.

Operating earnings/(loss) decreased to a $0.7 million loss for the nine months ended September 30, 2002 from earnings of $1.6 million for the nine months ended September 30, 2001. Operating earnings/(loss) as a percent of external customer revenues decreased to (0.4)% in the first nine months of 2002 from 0.6% in the same period of 2001. These results reflected lower sales volumes and the segment's inability to leverage its fixed costs over a much lower revenue base. This decrease was partially offset by a $1.3 million settlement received from class action litigation regarding the pricing of copper futures in 2002 and an $8.4 million bad debt charge related to a financially-troubled VAR recognized in the third quarter of 2001.

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


SUMMARIZED CASH FLOW STATEMENTS

Nine Months Ended September 30,                                            2002            2001
                                                                       ---------       --------
(in thousands)
Net cash provided by (used in)
    Operating activities                                               $ 66,454        $ 52,446
    Investing activities                                                (26,326)        (29,262)
    Financing activities                                                (33,261)        (18,336)
Effect of exchange rate changes on cash and cash equivalents                (52)             97
                                                                       ---------       --------
Increase (decrease) in cash and cash equivalents                       $  6,815        $ (4,945)
                                                                       ---------       --------


NET CASH PROVIDED BY OPERATING ACTIVITIES

Nine Months Ended September 30,                                            2002            2001
                                                                       ---------       --------
(in thousands)
Income from continuing operations before cumulative effect of
    change in accounting principle                                     $  8,627         $24,822
Depreciation and amortization                                            29,356          29,830
Gain on business divestiture                                                 -           (1,200)
Other, net                                                                  767             363
Current and deferred income taxes, net                                   17,797          (5,689)
Change in other operating assets and liabilities, net                     9,908           4,320
                                                                       ---------       --------
Net cash provided by operating activities                              $ 66,455         $52,446
                                                                       ---------       --------


Net cash provided by operating activities in 2002 totaled $66 million and included a positive $28 million net change in operating assets and liabilities resulting from increased accounts payable and accrued liabilities, reduced inventories and receipt of income tax refunds that were partially offset by increased receivables. During 2001, net cash provided by operating activities totaled $52 million. Operating assets and liabilities consumed $1 million of funds, principally through decreases in accounts payable and accrued liabilities that were partially offset with decreases in receivables and inventories.


NET CASH USED IN INVESTING ACTIVITIES

Nine Months Ended September 30,                            2002            2001
                                                       --------       ---------
(in thousands)
Capital expenditures                                   $(26,493)      $ (30,682)
Proceeds from business divestiture                           -            1,400
Proceeds from disposal of property                          167              20
                                                       --------       ---------
Net cash used in investing activities                  $(26,326)      $ (29,262)
                                                       --------       ---------


CAPITAL EXPENDITURES

Nine Months Ended September 30,                            2002           2001
                                                       --------       ---------
(in thousands)
Capacity modernization and enhancement                 $ 20,057       $ 17,299
Capacity expansion                                        2,064          8,610
Other                                                     4,372          4,773
                                                       --------       ---------
                                                       $ 26,493       $ 30,682
                                                       --------       ---------


Capital expenditures during the nine-month periods ended September 30, 2002 and 2001 were approximately 4.3% and 4.1% of revenues, respectively. Investment during both the first nine months of 2002 and 2001 was utilized principally for maintaining and enhancing existing production capabilities.

Proceeds from business divestiture in 2001 resulted from the sale of the Company's interest in MCTEC B.V., a medical wire joint venture located in Venlo, Netherlands.


NET CASH USED IN FINANCING ACTIVITIES

Nine Months Ended September 30,                            2002            2001
                                                       --------       ---------
(in thousands)
Net payments under credit agreements                   $(30,717)      $ (15,962)
Proceeds from exercise of stock options                   1,198           1,309
Cash dividends paid                                      (3,742)         (3,683)
                                                       --------       ---------
Net cash used in financing activities                  $(33,261)      $ (18,336)
                                                       --------       ---------

During the nine months ended September 30, 2002, the Company repaid approximately $31 million of debt. The repayments were funded primarily by cash flow from operations, which included $13 million from federal income tax refunds. Dividends of $0.15 per share were paid to shareholders for the same period.

During the nine months ended September 30, 2001, the Company repaid approximately $16 million of debt. The repayments were funded primarily by cash flow from operations. Dividends of $0.15 per share were paid to shareholders for the same period.

Working Capital
The following table summarizes the Company's working capital position at September 30, 2002 and December 31, 2001.

                                                                                          SEPTEMBER 30,          December 31,
                                                                                                   2002                  2001
                                                                                          -------------          ------------
(in thousands, except current ratio)
Current assets
  Cash and cash equivalents                                                                   $   9,614             $   2,799
  Receivables, net                                                                              113,413               105,865
  Inventories                                                                                   146,161               150,791
  Income taxes receivable                                                                         2,005                14,527
  Deferred income taxes                                                                           7,479                 7,078
  Other current assets                                                                            3,120                 2,470
                                                                                              ---------             ---------
     Total current assets                                                                     $ 281,792             $ 283,530
Current liabilities
  Accounts payable and accrued liabilities                                                    $  86,227             $  76,816
  Income taxes payable                                                                               -                     -
                                                                                              ---------             ---------
     Total current liabilities                                                                $  86,227             $  76,816
                                                                                              ---------             ---------
Working capital                                                                               $ 195,565             $ 206,714
Current ratio(1)                                                                                   3.27                  3.69
                                                                                              =========             =========

(1) Total current assets divided by total current liabilities

Current assets decreased $2 million, or 1%, from $284 million at December 31, 2001 to $282 million at September 30, 2002. Receivables increased $8 million due primarily to an improvement in the Electronics segment daily sales rate in third quarter 2002 over the fourth quarter of 2001. Inventories decreased $5 million due primarily to reduced production resulting from summer vacation shutdowns. The decrease in income taxes receivable was due to the receipt of federal income tax refunds during the first quarter of 2002.

Current liabilities increased $9 million, or 12%, from $77 million at December 31, 2001 to $86 million at September 30, 2002. Accounts payable and accrued liabilities increased due to increased production and purchasing levels within the Company compared to seasonally low levels during the fourth quarter of 2001.

Long-lived Assets
The following table summarizes the Company long-lived assets at September 30, 2002 and December 31, 2001.



                                                                                          SEPTEMBER 30,          December 31,
                                                                                                  2002                  2001
                                                                                          -------------          ------------
(in thousands)
Property, plant and equipment, net                                                            $ 359,874             $ 355,852
Goodwill, net                                                                                    75,580                74,016
Other long-lived assets                                                                          11,656                 9,292
                                                                                              ---------             ---------
                                                                                              $ 447,110             $ 439,160
                                                                                              =========             =========

Long-lived assets increased $8 million, or 2%, from $439 million at December 31, 2001 to $447 million at September 30, 2002.

Property, plant and equipment, net includes the undepreciated acquisition cost of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. The Company adopted, effective January 1, 2002, the new rules of accounting under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. With the issuance of SFAS No. 144, the Financial Accounting Standards Board established a single accounting model, based on the framework in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, for long-lived assets selected for disposition. As of September 30, 2002, and during the nine-month period then ended, the Company had no long-lived assets selected for disposition. The Company performed impairment tests during the first quarter of 2002 on the carrying balances as of January 1, 2002 of property, plant and equipment. The projected undiscounted future operating cash flows generated by these assets exceeded the carrying value of the assets. Therefore, these assets are not considered impaired.

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


Capital Structure

                                                                            SEPTEMBER 30, 2002              December 31, 2001
                                                                       -------- --------------       -------- ---------------
(in thousands, except % data)                                            AMOUNT        PERCENT         Amount         Percent
                                                                       --------        -------       --------         -------
Long-term debt                                                         $203,986           37.9%      $234,703            42.8%
Stockholders' equity                                                    333,810           62.1%       314,245            57.2%
                                                                       -------           -----       --------           -----
                                                                       $537,796          100.0%      $548,948           100.0%
                                                                       ========          =====       ========           =====


The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $11 million due principally to a reduction in long-term debt that was partially offset by an increase in stockholders' equity.

The Company had privately-placed debt of $200 million outstanding at September 30, 2002. Details regarding maturities and interest rates are shown below.


                                                                                Principal         Maturity          Effective
                                                                                  Balance             Date      Interest Rate
                                                                                ---------       ----------      -------------
(in thousands, except % data)
Senior Notes, Series 1997-A                                                       $75,000       08/11/2009(1)            6.92%
Senior Notes, Series 1999-A                                                        64,000(2)    09/01/2004               7.60%
Senior Notes, Series 1999-B                                                        44,000       09/01/2006               7.75%
Senior Notes, Series 1999-C                                                        17,000       09/01/2009               8.06%
                                                                                  -------       ----------               ----


(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.
(2) The Senior Notes, Series 1999-A, which serve as the notional principal on certain outstanding interest rate swap agreements, are recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value on September 30, 2002 of $66.8 million.

The agreements for these private placements contain affirmative and negative covenants, including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants, including maintenance of a maximum debt-to-total-capitalization ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. At September 30, 2002, the Company had no outstanding borrowings under the Credit Agreement.

The Company entered into an amendment of the Credit Agreement during the quarter ended September 30, 2002 that altered the interest coverage covenant applicable to this quarter. The Company's performance during the quarter ended September 30, 2002 met the amended interest coverage covenant.

The Company does not anticipate that its performance during the quarter ended December 31, 2002 will meet the interest coverage covenant under the Credit Agreement applicable to that quarter. As a result, the Company has entered into discussions with its bank group to address this issue. The Company anticipates successful resolution of this issue in a manner that does not materially affect the Company's operations. As of November 14, 2002, the Company had outstanding borrowings under the Credit Agreement in the amount of $10 million. The Company believes it has access to sources of capital such that, in combination with the cash flow generated from its operations, regardless of the outcome of such discussions, the Company would have sufficient liquidity to meet its working capital and capital expenditure needs.

The Company also had unsecured, uncommitted arrangements with 8 banks under which it may borrow up to $53 million at prevailing interest rates. At September 30, 2002, the Company had $1.2 million outstanding borrowings under these arrangements. At September 30, 2002, these borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.

During the nine months ended September 30, 2002, the Company decreased total outstanding debt by $31 million, or 13%, with cash provided by operations and certain other investing and financing activities. The Company's debt-to-total-capitalization ratio decreased from 42.8% at December 31, 2001 to 37.9% at September 30, 2002.

Borrowings have the following scheduled maturities.


                                                                                  Payments Due by Period
                                                            -----------------------------------------------------------------
                                                                       Less than 1           1-2           3-4          After
September 30, 2002                                             Total          year         years         years        4 years
                                                            --------   -----------       -------       -------        -------
(in thousands)
Long-term debt (1)(2)                                       $201,170     $   1,170       $64,000       $74,000        $62,000
                                                            --------     ---------       -------       -------        -------

(1) At September 30, 2002, borrowings due in less than 1 year were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis.
(2) The Senior Notes, Series 1999-A, which serve as the notional principal on certain outstanding interest rate swap agreements, are recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value on September 30, 2002 of $66.8 million. Total long-term debt recorded in financial records was $204.0 million.

Other commercial commitments consist primarily of the Credit Agreement, which provides for an aggregate $150 million unsecured, variable-rate and revolving credit facility expiring in June 2004.

OTHER COMMERCIAL COMMITMENTS


                                                                        Amount of Commitment Expiration Per Period
                                                            -----------------------------------------------------------------
                                                                         Less than           1-2           3-4          After
September 30, 2002                                             Total        1 year         years         years        4 years
                                                            --------     ---------      --------        ------        -------
(in thousands)
Lines of credit                                             $150,000       $    -       $150,000        $   -          $   -
Standby letters of credit                                     12,251        12,251            -             -              -
Guarantees                                                     4,561         4,561            -             -              -
Standby repurchase obligations                                    -             -             -             -              -
Other commercial commitments                                      -             -             -             -              -
                                                            --------       -------      --------        -----          -----
Total commercial commitments                                $166,812       $16,812      $150,000        $   -          $   -
                                                            --------       -------      --------        -----          -----


The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of September 30, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at September 30, 2002 was $2.8 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.3 million pretax, or $0.01 per diluted share, and $0.7 million pretax, or $0.02 per diluted share, were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2002, respectively. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.64 percentage points for the three months ended September 30, 2002 and by 0.41 percentage points for the nine months ended

September 30, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Stockholders' equity increased by $20 million, or 6.2%, due to approximately $5 million net income net of dividends, a $4 million reduction of common stock held in treasury as a result of restricted stock awards and stock option settlement activity and a $13 million reduction in accumulated other comprehensive loss resulting primarily from favorable translation of foreign currency financial statements into United States dollars during 2002. These increases were partially offset by a reduction in additional paid-in capital and an increase in unearned deferred compensation.

OUTLOOK

Demand in the Company's North American electronics markets remains relatively unchanged from recent quarters. However, the increase in product demand that the Company anticipated for the fourth quarter of 2002 is not materializing. Additionally, market pricing pressures on products with networking applications continue to adversely affect gross margins. Consequently, management estimates that revenues and earnings generated by the Electronics segment for the fourth quarter of 2002 will be slightly down compared with the third quarter of 2002. Nevertheless, efforts to manage costs should enable this segment to remain profitable even at these depressed sales levels.

Management anticipates that the Communications segment will experience a seasonally weak fourth quarter of 2002 with revenues down as much as 15 percent compared with the third quarter of 2002. This estimate excludes any impact from the NORCOM acquisition. The segment is currently generating revenues at levels less than half of what was experienced in late 2000. In response to the economic downturn in the communications industry, the segment has reduced its headcount by more than 40%, cut other costs, and adjusted production to better match current demand. These actions should enable the segment to maintain positive earnings before interest, taxes, depreciation and amortization in the fourth quarter of 2002, even aside from the expected other operating income earned from a take-or-pay agreement. Management estimates that income to be recognized in the fourth quarter of 2002 under the take-or-pay agreement with a private-label customer is approximately $10.6 million pretax or $.29 per diluted share.

In summary, management expects consolidated revenues generated in the fourth quarter of 2002 to be approximately 5% lower than consolidated revenues generated during the third quarter of 2002. Estimated consolidated earnings per diluted share for the fourth quarter of 2002 should be approximately $.30 prior to any contribution from NORCOM. The Company has announced a near-term reduction in NORCOM personnel of approximately 100 employees and disclosed that closure of the Kingston facility is under consideration. Accordingly, the Company recorded approximately $13.0 million as preliminary accrued severance and other plant closing costs incident to the purchase as of the acquisition date. The Company anticipates making severance payments within one year of the acquisition date. The acquired business should add approximately $5 million to $6 million in revenue and could lose $.01 to $.02 per diluted share in the fourth quarter of 2002.

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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the depressed economic conditions in Australia and the poor economic conditions in the United States, Europe and parts of the Pacific Rim (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of acquired companies (including NORCOM and, in particular, the Company's ability to maintain NORCOM's primary customers, including Bell Canada); the ability to transfer production to new facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States, sales to British Telecommunications (BT) in the United Kingdom and sales to Bell Canada in Canada); in connection with entering into a new contract with BT, the potential for retroactive price decreases on products sold to BT after September 30, 2002; general industry and market conditions and growth rates; and other factors noted in the Company's Form 10-K annual report for 2001 and other Securities Exchange Act filings.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Quantitative and Qualitative Disclosures About Market Risks in the Company's 2001 Annual Report on Form 10-K provides more information as to the types of practices and instruments used to manage risk. The following provides a discussion of material changes to the Company's exposure to market risk since December 31, 2001.

Interest Rate Risk
During 2002, the Company entered into interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at September 30, 2002 was $2.8 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.3 million pretax, or $.01 per diluted share, and $0.7 million pretax, or $.02 per diluted share, were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2002, respectively.

There have been no other material changes to the Company's exposure to interest rate risk since December 31, 2001.

Foreign Exchange Rate Risk
There have been no material changes to the Company's exposure to foreign exchange rate risk since December 31, 2001. However, as a result of the October 2002 acquisition of NORCOM, the Company's exposure to exchange rate risk between the United States dollar and the Canadian dollar will increase.

Commodity Price Risk
There have been no material changes to the Company's exposure to commodity price risk since December 31, 2001.

Credit Risk
During the nine months ended September 30, 2002, the Company recognized bad debt expense in the amount of $2.2 million. Included in this amount was $1.0 million related to a single, financially-troubled distribution customer that purchased broadband and CATV products through both segments of the Company. The Company continues to monitor credit risks in the broadband and CATV markets it serves. Customers include smaller OEMs and distributors that may increase the Company's credit risks if depressed conditions continue in the broadband and CATV markets.

There have been no other material changes to the Company's exposure to credit risk since December 31, 2001.

ITEM 4:       CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

There were no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of our most recent evaluation.

                            PART II OTHER INFORMATION



ITEM 6:    EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits
         Exhibit 99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
         No Reports on Form 8-K were filed during the three months ended September 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BELDEN INC.



Date: November 14, 2002                   By:   /s/ C. Baker Cunningham
                                                --------------------------------
                                                C. Baker Cunningham
                                                Chairman of the Board, President
                                                   and Chief Executive Officer





Date: November 14, 2002                   By:   /s/ Richard K. Reece
                                                --------------------------------
                                                Richard K. Reece
                                                Vice President, Finance,
                                                   and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, C. Baker Cunningham, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Belden Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in disclosure controls and procedures; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's disclosure controls and procedures; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


                    /s/ C. Baker Cunningham
                    ------------------------------------------------------------

                    C. Baker Cunningham
                    Chairman of the Board, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard K. Reece, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Belden Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     b) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in disclosure controls and procedures; and

     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's disclosure controls and procedures; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002


                             /s/ Richard K. Reece
                             ---------------------------------------------------

                             Richard K. Reece
                             Vice President, Finance and Chief Financial Officer