Form 10-K
period 2002-12-31
BELDEN INC
filed 2003-03-14
CIK 910134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
            [X] Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from           to
                                           ---------    ---------

                           Commission File No. 1-12280
                                   BELDEN INC.

             (Exact Name of Registrant as Specified in Its Charter)

     DELAWARE                                                         76-0412617
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Act). Yes[X] No[ ]

================================================================================

At June 28, 2002, the aggregate market value of Common Stock held by non-affiliates was $512,912,955 based on the closing price ($20.84) of such stock on such date.

There were 25,262,091 shares of Common Stock outstanding on March 6, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Belden Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2003 (the "Proxy Statement") (incorporated by reference into Part III).

                                TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                 NAME OF ITEM                                       PAGE
---------       ---------------------------------------------------------------------       ------
PART I
ITEM 1.         BUSINESS                                                                       3
ITEM 2.         PROPERTIES                                                                    14
ITEM 3.         LEGAL PROCEEDINGS                                                             16
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           16

PART II
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS         17
ITEM 6.         SELECTED FINANCIAL DATA                                                       17
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                         18
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    38
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   42
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE                                                          71

PART III
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            72
ITEM 11.        EXECUTIVE COMPENSATION                                                        72
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED SHAREHOLDER MATTERS                                                   72
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                72
ITEM 14.        CONTROLS AND PROCEDURES                                                       72

PART IV.
ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K              73
                SIGNATURES                                                                    79
                CERTIFICATIONS                                                                80
                INDEX TO EXHIBITS                                                             82

                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

Belden designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. It has been in the business of manufacturing wire and cable for over 100 years. The business was founded as Belden Manufacturing Company, which began manufacturing silk insulated wire and insulated magnet wire in Chicago in 1902. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper.

In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. In 1995 and 1996, an additional 2,500,000 shares of common stock, which were originally retained by Cooper, were sold to the public. In June 1999, Belden Inc. acquired all the outstanding shares of Cable Systems Holding Company and its subsidiary Cable Systems International Inc., now Belden Communications Company ("BCC"). With the acquisition of BCC, Belden began reporting under two business segments: Electronics and Communications. For more information regarding Belden acquisitions, see "Note 6: Acquisitions" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Belden Inc., the publicly-traded parent company, is a Delaware corporation incorporated in 1993. Substantially all of its operations are conducted through BWC, BCC and its other subsidiaries.

As used herein, unless a business segment is identified or the context otherwise requires, "Belden" and the "Company" refer to Belden Inc. and its subsidiaries as a whole. Financial information about Belden's two business segments appears in "Note 21: Industry Segments and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Company's major markets are:

     - Industrial, including products used in factory automation applications, signal and control systems, security systems, industrial equipment and instrumentation equipment

     - Networking, including products used within the premises for the transmission of voice, data or video, generally utilized in computer networks

     - Entertainment & OEM, including products used in broadcast (such as professional broadcasters, sports stadiums and arenas) and original equipment manufacturer (OEM) applications

     - Communications, including products used for telecom applications (such as outside plant wire and cable and central office cable) and broadband products.

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

Fiber Optic Product Configurations. Fiber optic cables transmit light signals through glass or plastic fibers. Fiber optic cables may be either multimode or single mode. Belden manufactures multimode fiber optic cables for use in data networking and other applications.

Lead, Hook-up and Other Wire Product Configurations. Lead and hook-up wire consist of single conductor wire that is used for electrical leads.

                  MARKETS AND PRODUCTS FOR ELECTRONICS SEGMENT

The Company's Electronics business segment designs, manufactures and markets metallic and fiber optic wire and cable products that serve the Industrial, Networking, Entertainment & OEM and Communications markets, as described in more detail below. The Company's Electronics business segment contributed approximately 70%, 66% and 69% of Belden's consolidated revenues in 2002, 2001 and 2000, respectively.

Industrial. The Industrial market uses a broad range of products supporting applications from advanced industrial networking to the traditional instrumentation and control systems. These products are used in various discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives and other devices. Other applications include traffic signal cable and cable for fire alarm, smoke detection, sprinkler control and security systems. Many industrial environments, such as petrochemical and harsh-environment operations, require cables with exterior armor or jacketing materials that can endure physical abuse and exposure to chemicals, extreme temperatures and outside elements. Belden manufactures and markets multiconductor, coaxial and fiber optic products designed for all these applications. Belden also manufactures electrical wire used for the industrial power markets. Belden sells these industrial products primarily through wire specialist distributors, industrial distributors and re-distributors.

Also within the Industrial market, computer equipment and micro-processor controllers require various multiconductor, flat and coaxial products to interconnect peripheral devices such as printers and sensors. Belden supplies products to support these applications. Belden also supplies heat-shrinkable tubing and wire management products to protect and harness wire and cable assemblies. Belden's primary market channels for these products are direct sales to computer and instrumentation OEMs and sales through assembly houses and distributors.

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

Belden's primary channels to the Networking market include distributors, computer OEMs and systems integrators who design and install multivendor data/voice systems.

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

Belden's OEM products also include lead and hook-up wire that is used for electrical leads in motors, internal wiring and test equipment, which Belden sells primarily to OEMs that manufacture motors, transformers, ballasts and lighting and electronic equipment. Belden also markets these products through electrical apparatus parts distributors, wire specialist distributors and electrical wholesalers. Belden also fabricates and sells directly to OEMs wire used in the production of active and passive electronic components which provide the circuitry connections for electronic data equipment. In early 2003, Belden announced that it was discontinuing the manufacture of enamel coated wire used in precision deflection coils for computer video screens and television monitors.

Communications. Within the Communications market, Belden manufactures products that transmit voice, video, and data signals through the public telephone network. Because these are principally supplied by the Communications business segment, they are discussed in connection with that segment below.

Also within the Communications market, Belden manufactures flexible, copper-clad coaxial cable, sometimes generically referred to as "broadband," which provides high-speed transmission of voice, data and video. This coaxial cable made by Belden is used for the "drop" section of a cable television

(CATV) system and Direct Broadcast Satellite (DBS) system. The drop cable section distributes the signal from the "trunk" portion of the CATV system or the satellite dish in a DBS system into the home. Belden also has a composite cable capability for a combination of CATV and telephone pair to meet the changing needs of the converging CATV and telecommunication markets. Further, Belden manufactures a copper base trunk distribution cable widely used throughout Europe meeting local specifications within the region. In early 2003, Belden announced that it was exiting the manufacturing and marketing of long-line single-mode fiber optic cable.

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

                 MARKETS AND PRODUCTS FOR COMMUNICATIONS SEGMENT

The Company's Communications business segment designs, manufactures and markets metallic cable products that serve the Communications market primarily as described below, and to a minor extent the Networking market as described above. The Company's Communications business segment contributed approximately 30%, 34% and 31% of Belden's consolidated revenues in 2002, 2001 and 2000, respectively.

Within the Communications market, Belden supplies products that transmit voice, video, and data signals through the public telephone network. Sophisticated digital network and switching equipment used in many of the advanced telephone systems require specialty cable. Belden supplies:

     - Outside plant cable--also known as exchange cable--which is used for telephone and data circuits from the central office (where switching equipment is located) or distribution cabinets to neighborhoods or buildings (where circuits are required);

     - Outside plant wire--also known as service distribution wire--which extends the voice, video, or data circuit from the exchange cable to a home or office; and

     - Central office and equipment wire and cable designed to support local and long distance exchanges in overlay and interconnecting cabling for central office applications such as telecommunication equipment wiring, cross-connect wiring and apparatus cabling.

Belden's outside plant and central office wire and cable products (all multiconductor or coax product configurations) are primarily made by its Communications business segment, and are sold generally to Local Exchange Carriers (LECs), directly and through distributors, and to other major communications companies.

                                    CUSTOMERS

Belden's Electronics business segment sells to distributors and directly to OEMs and installers of equipment and systems. Belden's Communications business segment sells primarily to Local Exchange Carriers (LECs) both directly and through distributors, and to other major communications companies. Sales to several business units of Anixter International Inc., primarily by the Electronics business segment, represented approximately 16% of Belden-wide sales in 2002. Sales by the Communications business segment to several business units of SBC Communications Inc. represented approximately 11% of Belden-wide sales in 2002.

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

The Company's Communications business segment sells telecommunications products primarily to LECs (either directly or through value-added resellers designated by the LECs) and other telecommunication companies under long-term contracts, generally three to five years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, financial condition, budget constraints, system maintenance and other factors.

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

                            INTERNATIONAL OPERATIONS

Belden's international sales consist primarily of products sold by the Electronics business segment into all four markets and by the Communications business segment into the British telecommunications market. Belden's primary channels to international markets are through distributors, and direct sales to end users and OEMs.

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

Belden's international opportunities are accompanied by risks arising from economic and political considerations in the countries served.

Financial information about Belden's geographic areas is shown in "Note 21:
Industry Segments and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                                   COMPETITION

Belden faces substantial competition in its major markets. The number and size of Belden's competitors varies depending on the product line and business segment.

For the Company's Electronics business segment, the market can be generally categorized as highly competitive with many players. Primary competition is either global in scope with competitors that have substantial financial, engineering, manufacturing and marketing resources, or regional in scope with competitors that have more limited product offerings. Since the time of the Company's initial public offering, competition has been further stimulated by the addition of several large wire and cable companies to the public marketplace through initial public offerings.

For Belden's Communications business segment, competition is characterized by several manufacturers competing for business among large LEC customers under long-term contracts. Due to the buying power of the LECs and other factors, the Communications segment faces highly competitive conditions.

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

                             PATENTS AND TRADEMARKS

The Company has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and process and equipment development as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate its patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Belden(R) trademark. The Company has the right to use the Belden(R) trademark in connection with all of its current products. The Company, however, granted to Cooper, around the time of the Company's initial public offering, the exclusive royalty-free right to use the Belden(R) trademark for wire and cable products in the automotive markets and certain other markets in which the Company does not currently compete. Other important trademarks used by Belden include DataTwist(R), MediaTwist(R), Flamarrest(R), UnReel(R), Duobond(R), Beldfoil(R), Conformable(R), Alpha(R), FIT(R), XTRAo GUARD(R), HomeChoice(R) and New Generation(R). Belden's patents and trademarks are primarily used by the Electronics business segment.

                                  RAW MATERIALS

The principal raw material used in many of Belden's products is copper. The Company has a copper price management strategy that involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. For additional information on this matter and on price risk related to certain petroleum-based commodities, see "Note 2: Summary of Significant Accounting Policies" and "Note 16: Unconditional Purchase Obligations" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include, for the Electronics business segment, flooding and filling compound, color chips, Teflon(R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum, steel and optical fiber; and for the Communications business segment, the preceding materials as well as bronze tape, Reemay, mylar and polyester film. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements.

                                     BACKLOG

The Company's business is characterized generally by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. The Company's backlog consists of product orders for which a customer purchase order has been received or a customer purchase order number has been communicated and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2002, the Company's backlog of orders believed to be firm was $36.5 million, compared to $38.9 million at December 31, 2001, most of which amounts were attributable to the Electronics business segment. The Company believes that all such backlog will be filled in 2003.

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

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden has agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation has been suspended. Site closure documents have been submitted to the state environmental agency for review and approval. The Company will close the groundwater system upon approval of the closure application by the state agency.

The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and goundwater contamination were identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation may be necessary. The Company has recorded a liability for the estimated costs.

The Company has been identified as a potentially responsible party ("PRP") with respect to three sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than 1% of the waste are often given the opportunity to settle as "de minimis" parties, resolving their liability for a particular site. The number of sites with respect to which the Company has been identified as a PRP has decreased in part as a result of "de minimis" settlements.

Belden does not own or operate any of the three waste sites with respect to which it has been identified as a PRP. In each case, Belden is identified as a party that disposed of waste at the site. With respect to two of the sites, Belden's share of the waste volume is estimated to be less than 1%. At the third site, Belden contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, the Company believes, based on its preliminary review and other factors, including its estimated share of the waste volume at the sites, that the costs to the Company relating to these sites will not have a material adverse effect on its results of operations or financial condition. The Company has an accrued liability on its balance sheet to the extent such costs are known and estimable for such sites.

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

                                    EMPLOYEES

As of December 31, 2002, the Company had approximately 4,700 employees. Approximately 1,700 employees are covered by collective bargaining agreements at various locations around the world. The Company's union contract with employees at its Phoenix, Arizona facility, covering approximately 550 employees, will expire in 2003. In early 2003, the Company announced its intent to close its manufacturing operations at its facilities in Kingston, Canada; Villingen, Germany; and Melbourne, Australia. Approximately 430 employees will be affected. The Company accrued severance at December 31, 2002 related to these closures; however, final severance amounts will be subject to negotiations under collective bargaining or individual employment agreements. The Company believes that its relationship with its employees is good.

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

The Company holds certain patents that it believes provide a competitive advantage. The Company's patented technologies include a performance level achieved by using bonded pairs, in which the individual conductors of a pair are affixed along their longitudinal axis. This results in consistent conductor-to-conductor spacing for consistent electrical performance and better installed performance. The Company also has patented the e-Spline, which complements bonded-pair technology. The e-

Spline maintains consistent spacing among the various pairs of wire within a cable, reducing near-end crosstalk. These patented technologies enable the Company's products to provide overall performance in excess of industry standards.

Because of patents owned by others and high capital requirements, the Company does not currently manufacture its own optical fibers, but purchases its requirements from others for further manufacturing. The Company has been a fiber optic cable supplier in niche, specialty markets since 1976; in early 2003, the Company announced a planned reduction in its fiber optic manufacturing capabilities, due to market conditions. Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the vast majority of Belden's sales. Fiber optic cables have significantly penetrated the trunk portion of communications markets, and both fiber optic and copper cables are used in the distribution portion of communications networks. The service wire portion of these networks, which connects the user to the network, remains almost exclusively copper-based and the Company expects that it will continue to be copper for the foreseeable future. Other markets served by the Company have not been significantly penetrated by optical fiber due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Further, advances in data transmission equipment and copper cable technologies have increased the relative performance of copper solutions. For example, enhanced copper standards such as those based on gigabit ethernet further improve the data transmission capabilities of new and existing copper-based solutions. However, a significant and rapid decrease in the cost of fiber optic systems relative to the cost of copper-based systems, without a significant increase in copper capabilities, could make such systems superior on a price/performance basis to copper systems and could adversely affect the Company.

To date, the development of wireless devices has required the development of new wired platforms and infrastructure. In the future, wireless communications technology may represent a threat to both copper and fiber optic-based systems. Belden believes that the reduced signal security and susceptibility to jamming and the relatively slow transmission speeds of current systems restrict the use of wireless systems in many data communications markets. However, there are no assurances that future advances in wireless technology may not have an adverse effect on the Company's business.

The Company does not presently anticipate that the commercialization of video delivery technology--direct broadcast technology ("DBS")--will have a material adverse effect on its CATV drop cable business. With DBS, a small satellite dish antenna is placed on the roof of a subscriber's facility. DBS does not require wiring from a central location to each subscriber, as does a CATV system. The Company sells cables that meet the requirements of a DBS system, specifically the cable that connects the DBS satellite dish antenna with a subscriber's home or business television set.

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in "Note 6: Acquisitions" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company completed two acquisitions in the three-year period ended December 31, 2002. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. In particular, the addition of several large wire and cable companies to the public marketplace in recent years through initial public offerings has increased competition for acquisition candidates.

AVAILABLE INFORMATION

Belden maintains an Internet website at www.belden.com where Belden's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

                               EXECUTIVE OFFICERS

The following sets forth certain information with respect to Belden's executive officers. All executive officers are elected to terms which expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

=====================================================================================================

         NAME                         AGE                          POSITION

-----------------------------------------------------------------------------------------------------
C. Baker Cunningham                    61      Chairman of the Board, President, Chief Executive
                                               Officer and Director
-----------------------------------------------------------------------------------------------------
Kevin L. Bloomfield                    51      Vice President, Secretary and General Counsel
-----------------------------------------------------------------------------------------------------
Stephen H. Johnson                     53      Treasurer
-----------------------------------------------------------------------------------------------------
Robert W. Matz                         56      Vice President, Operations and
                                               President, Belden Communications
-----------------------------------------------------------------------------------------------------
Richard K. Reece                       47      Vice President, Finance and Chief Financial Officer
-----------------------------------------------------------------------------------------------------
D. Larrie Rose                         55      Vice President, Operations and President, Belden
                                               Holdings, Inc.
-----------------------------------------------------------------------------------------------------
Cathy O. Staples                       52      Vice President, Human Resources
-----------------------------------------------------------------------------------------------------
Peter J. Wickman                       54      Vice President, Operations and President, Belden
                                               Electronics
=====================================================================================================

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

Robert W. Matz has been Vice President, Operations, and President, Belden Communications since May 2002. Before joining Belden, Mr. Matz served as Vice President of Ignition Products for Federal Mogul, a supplier of automotive products. Previously, he was Vice President and General Manager of Champion Ignition Products, a division of Cooper, and held other engineering and general management positions at Champion. Mr. Matz holds the degrees of Bachelor of Ceramic Engineering and Master of Science in Cermamic Engineering from The Ohio State University and an M.B.A. from Wayne State University.

Richard K. Reece has been Vice President, Finance and Chief Financial Officer of the Company since April 2002. He was Vice President, Operations of the Company and President, Belden Communications from June 1999 until April 2002, and was Vice President, Finance, Treasurer and Chief Financial Officer of the Company from August 1, 1993 until June 1999. He was associated with the public accounting firm of Ernst & Young LLP from 1978 until June 1993 and was a partner with that firm since 1989. He has a B.S. degree in accounting from Auburn University and is a Certified Public Accountant.

D. Larrie Rose has been Vice President, Operations and President, Belden Holdings, Inc., since April 2002. He served as Vice President, Sales & Marketing for Belden Electronics from 1998 until 2002. From 1981 until 1998, Mr. Rose held various European management positions including Vice President, International Operations from 1995 until 1998. He has been with Belden since 1972. Mr. Rose has a B.S. degree from Ball State University.

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

ITEM 2. PROPERTIES

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:

1.   Used by Belden generally:

----------------------------------------------------------------------------------------------
                                                                                       OWNED
         LOCATION            FACILITY TYPE                                SQUARE        OR
                                                                           FEET        LEASED
----------------------------------------------------------------------------------------------
St. Louis, Missouri         Executive Office                                13,261     Leased
----------------------------------------------------------------------------------------------

2.   Used by the Electronics business segment:

--------------------------------------------------------------------------------------------------
                                                                                        OWNED
         LOCATION                    FACILITY TYPE                         SQUARE         OR
                                                                            FEET        LEASED
--------------------------------------------------------------------------------------------------
Richmond, Indiana           Sales and Administrative Office                 53,575      Owned
--------------------------------------------------------------------------------------------------
Richmond, Indiana           Engineering Center                              70,000      Owned
--------------------------------------------------------------------------------------------------
Richmond, Indiana           Manufacturing - electronics wire &             693,372      Owned
                            cable
--------------------------------------------------------------------------------------------------
Richmond, Indiana           Distribution Center                            145,000      Owned
--------------------------------------------------------------------------------------------------
Monticello, Kentucky        Manufacturing - electronics wire &             222,800      Owned
                            cable
--------------------------------------------------------------------------------------------------
Tompkinsville, Kentucky     Manufacturing - CATV and flat cable            228,800      Owned
--------------------------------------------------------------------------------------------------
Leominster, Massachusetts   Manufacturing - electronics wire &              61,200     Leased
                            cable
--------------------------------------------------------------------------------------------------
Elizabeth, New Jersey       Sales and Administrative Office                  7,064      Owned
--------------------------------------------------------------------------------------------------
Elizabeth, New Jersey       Distribution Center                            197,250      Owned
--------------------------------------------------------------------------------------------------
Essex Junction, Vermont     Manufacturing - high temperature                77,400      Owned
                            electronics wire & cable
--------------------------------------------------------------------------------------------------
Cobourg, Ontario, Canada    Manufacturing - electrical and                 215,000      Owned
                            electronics wire & cable; Sales and
                            Administrative Office and Distribution
                            Center
--------------------------------------------------------------------------------------------------
Tottenham, Victoria,        Manufacturing - electrical and
Australia(1)                electronics wire & cable; Sales and            140,000     Leased
                            Administrative Office and Distribution
                            Center
--------------------------------------------------------------------------------------------------
Villingen-Schwenningen,     Manufacturing - electrical and                 125,000      Owned
Germany(2)                  electronics wire & cable; Sales and
                            Administrative Office and Distribution
                            Center
--------------------------------------------------------------------------------------------------
Budapest, Hungary           Manufacturing - electrical and                  79,000      Owned
                            electronics wire & cable; Sales and
                            Administrative Office
--------------------------------------------------------------------------------------------------
Venlo, The Netherlands      Manufacturing - electrical and                 585,000      Owned
                            electronics wire & cable and fiber
                            optics cable; Distribution Center; and
                            Sales and Administrative Office
--------------------------------------------------------------------------------------------------

------------------
(1) In the process of being closed, which process should be completed by September 2003.

(2) In the process of being closed, which process should be completed by December 2003.

3.   Used by the Communications business segment:

--------------------------------------------------------------------------------------------------
                                                                                       OWNED
         LOCATION                     FACILITY TYPE                       SQUARE        OR
                                                                           FEET        LEASED
--------------------------------------------------------------------------------------------------
Phoenix, Arizona            Manufacturing - Communications               1,300,000      Owned
                            and networking wire & cable; Sales
                            and Administrative Office and
                            Distribution Center
--------------------------------------------------------------------------------------------------
Manchester, United Kingdom  Manufacturing - Communications wire &          282,000      Owned
                            cable; Sales and Administrative Office
                            and Distribution Center
--------------------------------------------------------------------------------------------------
Fort Mill, South Carolina   Manufacturing - Communications wire &          240,000      Owned
                            cable
--------------------------------------------------------------------------------------------------
Kingston, Ontario,          Manufacturing - Communications wire &          500,000     Leased
Canada(3)                   cable
--------------------------------------------------------------------------------------------------

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

------------------
(3) In the process of being closed, which process should be completed by September 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

At March 3, 2003, there were 810 record holders of Common Stock of Belden Inc. Belden's common stock is traded on the New York Stock Exchange (NYSE), under the symbol "BWC." The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

                        COMMON STOCK PRICES AND DIVIDENDS

                                                      -----------------------------------------------------
                                                                         2002 (BY QUARTER)
                                                      -----------------------------------------------------
                                                         1                2              3             4
-----------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                            $  .05           $  .05         $  .05        $  .05
-----------------------------------------------------------------------------------------------------------
COMMON STOCK PRICES:
-----------------------------------------------------------------------------------------------------------
      HIGH                                             25.75            24.94          21.14         17.44
-----------------------------------------------------------------------------------------------------------
      LOW                                              19.54            19.69          12.85         10.86
-----------------------------------------------------------------------------------------------------------

                                                      -----------------------------------------------------
                                                                         2002 (BY QUARTER)
                                                      -----------------------------------------------------
                                                         1                2              3             4
-----------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                            $  .05           $  .05         $  .05        $  .05
-----------------------------------------------------------------------------------------------------------
COMMON STOCK PRICES:
-----------------------------------------------------------------------------------------------------------
      HIGH                                             28.69            26.90          27.00         24.70
-----------------------------------------------------------------------------------------------------------
      LOW                                              19.30            17.00          15.95         17.10
-----------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA




Years Ended December 31,                   2002            2001           2000          1999          1998
--------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

Income statement data

  Revenues                              $ 813,348       $ 968,369     $ 1,169,255    $ 818,614     $ 664,148

  Operating earnings/(loss)                (6,048)         60,256         103,985       79,890        65,802

  Income/(loss) from continuing
   operations before cumulative
   effect of change in accounting
   principle                              (15,893)         31,209          52,843       40,991        35,927

  Diluted earnings/(loss) per share
   from continuing operations before
   cumulative effect of change in
   accounting principle                      (.64)           1.26            2.14         1.68          1.40

--------------------------------------------------------------------------------------------------------------
  Diluted earnings/(loss) per share          (.64)           1.25            2.14         1.47          1.35
--------------------------------------------------------------------------------------------------------------

December 31,                               2002            2001           2000          1999          1998
--------------------------------------------------------------------------------------------------------------
(in thousands, except number of
employees and per share amounts)

Balance sheet data

  Total assets                          $ 743,539       $ 722,690     $   795,768    $ 712,464     $ 500,472

  Long-term debt                          203,242         234,703         272,630      283,817       162,850

  Other long-term obligations             108,134          96,926          88,246       61,334        44,155

  Stockholders' equity                    307,195         314,245         287,669      247,527       219,667
--------------------------------------------------------------------------------------------------------------

Other data

  Average number of employees               4,700           5,500           5,800        4,500         3,400

--------------------------------------------------------------------------------------------------------------
  Dividends per common share            $     .20       $     .20     $       .20    $     .20     $     .20
--------------------------------------------------------------------------------------------------------------

Events affecting the comparability of financial information for 2000 through 2002 are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

On May 7, 1999, the Company sold its Cord Products Division to Volex, Inc. for $27.4 million.

On June 28, 1999, the Company acquired all of the outstanding shares of Cable Systems Holding Company and its subsidiary Cable Systems International Inc., Phoenix, Arizona for $183.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the Company's operating results as well as its financial position, cash flows, indebtedness and other key financial information. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing 2002 consolidated operating results with 2001 and 2000.

Years Ended December 31,                                          2002              2001            2000
------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                                       $ 813,348         $ 968,369      $ 1,169,255
Gross profit                                                     123,012           168,906          231,587
Operating earnings/(loss)                                         (6,048)           60,256          103,985

Years Ended December 31,                                           2002              2001             2000
------------------------------------------------------------------------------------------------------------
(in thousands)
Interest expense                                                  13,730            18,585           20,107
Income/(loss) before taxes and cumulative effect of
     change in accounting principle (CECAP)                      (19,778)           42,871           83,878
Income/(loss) before CECAP                                       (15,893)           31,209           52,843
Net income/(loss)                                                (15,893)           30,958           52,843
------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENTS

The Company conducts its operations through two business segments--the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM and communications applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold chiefly to Local Exchange Carriers (LECs) either directly or through value-added resellers (VARs) designated by the LECs.

The following table sets forth information comparing 2002 Electronics segment operating results with 2001 and 2000.

Years Ended December 31,                                          2002              2001            2000
------------------------------------------------------------------------------------------------------------
(in thousands)
External customer revenues                                     $ 567,126         $ 635,630      $   808,337

Operating earnings                                                11,315            61,925           97,410
  As a percent of external customer revenues                         2.0%              9.7%            12.1%
------------------------------------------------------------------------------------------------------------

The following table sets forth information comparing 2002 Communications segment operating results with 2001 and 2000.

Years Ended December 31,                                          2002              2001            2000
------------------------------------------------------------------------------------------------------------
(In thousands)
External customer revenues                                     $ 246,222         $ 332,739      $   360,918

Operating earnings/(loss)                                         (6,857)            6,283           16,683
  As a percent of external customer revenues                        (2.8)%             1.9%             4.6%
------------------------------------------------------------------------------------------------------------

ACQUISITIONS

During 2000 through 2002, Belden acquired the entities described below. Each of these acquisitions was accounted for under the purchase method of accounting. Operating results of each acquisition are included in the Company's consolidated operating results since its respective acquisition date and may affect comparability of the operating results between years.

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly of the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to other Company facilities. The Company recorded $13.0 million as preliminary accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making all payments against these accruals within one year of the acquisition date. NORCOM manufactures and markets metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date.

On April 3, 2000, the Company purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom (Manchester) for cash of $15.5 million. The Company recorded goodwill of $2.6 million related to the acquisition. Manchester manufactures and markets metallic cable products primarily for the British communications market and is the sole supplier of metallic communications cables to British Telecom. Operating results for Manchester have been included in the operating results for the Communications segment since the acquisition date.

OPERATING RESULTS -- 2002 COMPARED WITH 2001

Revenues

Revenues decreased 16.0% to $813.3 million in the year ended December 31, 2002 from $968.4 million in the year ended December 31, 2001 as reduced sales volume and decreased selling prices were only partially offset by favorable currency translation on international revenues and the inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002.

Decreased unit sales contributed 15 percentage points of revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturns in both the United States and European economies, capital spending reductions by the major communications companies and the lack of purchases during the current year by a major private-label customer that contributed $13 million in revenues during 2001.

Decreased product pricing contributed 3 percentage points of revenue decline. This decrease resulted primarily from the impact of sales price reductions implemented on certain products with communications, networking, industrial and entertainment/OEM applications as well as lower pass-through copper prices on certain products with communications applications.

The increase of the euro, British pound and Australian dollar from average exchange values of $0.90, $1.44 and $0.52, respectively, in 2001 to $0.95, $1.50 and $0.54, respectively, partially offset the negative impact of volume and pricing on revenue comparisons by 1 percentage point.

The inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002, also partially offset the negative impact that volume and pricing had on revenue comparisons by 1 percentage point.

Revenues in the United States, representing 63% of the Company's total revenues for the year ended December 31, 2002, decreased by 20% compared to revenues for the year ended December 31, 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during 2002 declined by 11% compared to revenues generated during 2001. Revenues generated in the United States from the sale of Communications segment products during 2002 were down 34% compared to revenues generated during 2001.

Revenues in Europe represented 21% of the Company's total revenues for the year ended December 31, 2002. European revenues decreased by 15% from revenues generated during 2001. Local currency revenues generated in Europe from the sale of Electronics segment products during 2002 declined by 24% compared to local currency revenues generated during 2001. Local currency revenues generated in Europe from the sale of Communications segment products during 2002 were down 10% compared to local currency revenues generated during 2001. Favorable currency translation offset the revenue decline by approximately 4 percentage points.

Revenues from the rest of the world, representing 16% of the Company's total revenues for 2002, increased by 6% from revenues generated in 2001. Absent the inclusion of revenues generated by NORCOM, acquired in 2002, revenues from the rest of the world for 2002 would have increased by 1% compared to revenues generated in 2001. This improvement represented increased demand in Canada and the Africa/Middle East markets that was partially offset by reduced demand in Latin America and the Asia/Pacific markets.

Costs, Expenses and Earnings

The following table sets forth information comparing the 2002 components of earnings with 2001.

                                                                                      Percentage Decrease
                                                                                        2002 Compared
Years Ended December 31,                              2002                2001             with 2001
---------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                       $ 123,012          $  168,906             (27.2)%
  As a percent of revenues                              15.1%               17.4%
Operating earnings/(loss)                          $  (6,048)         $   60,256            (110.0)%
  As a percent of revenues                              (0.7)%               6.2%
Income/(loss) before taxes and CECAP               $ (19,778)         $   42,871            (146.1)%
  As a percent of revenues                              (2.4)%               4.4%
Net income/(loss)                                  $ (15,893)         $   30,958            (151.3)%
  As a percent of revenues                              (2.0)%               3.2%
---------------------------------------------------------------------------------------------------------

Gross profit decreased 27.2% to $123.0 million in the year ended December 31, 2002 from $168.9 million in the year ended December 31, 2001 due primarily to lower sales volume, the impact of sales price reductions taken on certain products, severance costs of $2.1 million recognized in the first quarter of 2002 related to personnel reductions taken in response to the downturn in sales activity, severance costs of $5.9 million recognized in the fourth quarter of 2002 related to product line curtailment and planned manufacturing facility consolidation and inventory obsolescence costs of $3.6 million recognized in the fourth quarter of 2002 related to product line curtailment. This decrease was partially offset by the impact of material, labor and overhead cost reductions as well as a $1.8 million settlement awarded to the Company in 2002 from class action litigation regarding the pricing of copper futures. Gross profit as a percent of revenues declined by 2.3 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings/(loss) decreased 110.0% to $6.0 million of operating loss in the year ended December 31, 2002 from $60.3 million of operating earnings in the year ended December 31, 2001 due primarily to the decrease in gross profit and a decrease in other operating earnings/(expenses) from $8.3 million of other operating earnings in 2001 to $21.6 million of other operating expenses in 2002. The decrease in other operating earnings/(expenses) was due primarily to asset impairment costs of $32.7 million recognized in the fourth quarter of 2002 related to product line curtailment and planned manufacturing facility consolidation that was only partially offset by a $2.8 million increase from 2001 to 2002 in other operating earnings recognized for "take-or-pay" and "sales incentive" compensation due under minimum requirements contracts with a major private-label customer. Partially offsetting the decrease in gross profit and other operating earnings/(loss) was a reduction in selling, general and administrative expenses of 6.4% to $107.4 million in 2002 from $114.8 million in 2001 and the cessation of goodwill amortization, which totaled $2.1 million in 2001, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The favorable performance in selling, general and administrative expenses was primarily the result of a $6.8 million decrease from 2001 to 2002 in bad debt expense and was also positively affected by personnel reductions and tighter spending control throughout the organization. This favorable performance was somewhat mitigated by severance costs of $1.2 million recognized in the first quarter of 2002 related to personnel reductions taken in response to the downturn in sales activity, management reassignment costs of $0.5 million recognized in the first quarter of 2002, severance costs of $2.4 million recognized in the fourth quarter of 2002 related to product line curtailment and planned manufacturing facility consolidation, and additional selling, general and administrative expenses related to the NORCOM acquisition. Operating earnings/(loss) as a percent of revenues declined by 6.9 percentage points from the prior year reflecting the previously mentioned items as well as the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income/(loss) before taxes and CECAP decreased 146.1% to $19.8 million of loss before taxes and CECAP in the year ended December 31, 2002 from $42.9 million of income before taxes and CECAP in the year ended December 31, 2001 due mainly to the decrease in operating earnings/(loss) and $1.2 million of nonoperating earnings recognized in 2001 related to the Company's sale of its ownership interest in a medical wire joint venture. The decrease in operating earnings/(loss) and the nonrecurring nonoperating earnings were partially offset by decreased interest expense. Interest expense decreased 26.1% to $13.7 million in 2002 from $18.6 million in 2001 due to lower borrowings at marginally lower interest rates. Average debt outstanding during 2002 and 2001 was $215.3 million and $261.9 million, respectively. The Company's average interest rate was 6.6% in 2002 compared to 7.3% in 2001.

The net tax benefit of $3.9 million in the year ended December 31, 2002 resulted from a net loss before taxes and CECAP of $19.8 million. The Company had a potential net tax benefit of $10.7 million. However, due to the uncertainty of realizing the benefit of certain asset impairment, severance and inventory obsolescence charges in locations other than the United States, the Company recorded a valuation allowance of $6.8 million against income taxes receivable and deferred income tax assets. As a result, the Company's effective tax benefit rate was reduced to 19.6%.

Net income/(loss) decreased 151.3% to $15.9 million of net loss in the year ended December 31, 2002 from $31.0 million of net income in the year ended December 31, 2001 due mainly to lower income/(loss) before taxes and CECAP that was partially mitigated by the decrease in tax expense/(benefit) from 2001 to 2002 and the cumulative effect of the Company's adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, in 2001.

Electronics Segment

External customer revenues decreased 10.8% to $567.1 million for the year ended December 31, 2002 from $635.6 million for the year ended December 31, 2001. This decrease can be attributed mainly to weaker demand for all of the segment's product offerings due to the downturns in both the United States and European economies. Also contributing to the decrease was the impact of price reductions taken on certain products with communications, networking, industrial and entertainment/OEM applications. This decrease was partially offset by the positive effect of currency translation on international revenues.

Operating earnings decreased 81.7% to $11.3 million for the year ended December 31, 2002 from $61.9 million for the year ended December 31, 2001 due primarily to lower revenues, severance costs of $3.3 million recognized in the first quarter of 2002 related to personnel reductions taken in response to the downturn in sales activity, $0.9 million in bad debt expense related to two financially troubled distribution customers recognized in the third quarter of 2002, asset impairment costs of $17.5 million and severance costs of $8.3 million recognized in the fourth quarter of 2002 related to product line curtailment and planned manufacturing facility consolidation and inventory obsolescence costs of $3.6 million recognized in the fourth quarter of 2002 related to product line curtailment. This decrease was partially offset by a $0.5 million settlement awarded to the Company in 2002 from class action litigation regarding the pricing of copper futures as well as the impact of material, labor and overhead cost reductions, personnel reductions and tighter control of selling, general and administrative spending throughout the segment.

Communications Segment

The Communications segment recorded external customer revenues of $246.2 million for the year ended December 31, 2002, a 26% decrease from revenues of $332.7 million for the year ended December 31, 2001, due principally to capital spending reductions by the major communications companies, the impact of lower pass-through copper prices on certain products with communications applications and the lack of sales during the current year to a major private-label customer that contributed $13 million in revenues during 2001. These decreases were partially offset by both the positive effect of currency translation on international revenues and incremental revenues of $5.7 million contributed by NORCOM, acquired in the fourth quarter of 2002.

Operating earnings/(loss) decreased to $6.9 million of operating loss for the year ended December 31, 2002 from $6.3 million of operating earnings for the year ended December 31, 2001 due primarily to lower revenues, selling, general and administrative expenses for NORCOM that exceeded the operation's gross profit, and asset impairment cost totaling $15.2 million recognized in the fourth quarter of 2002 related to updated manufacturing technology and planned manufacturing facility consolidation. This decrease was partially offset by a $1.3 million settlement awarded to the Company in 2002 from class action litigation regarding the pricing of copper futures, an $8.0 million decrease in bad debt expense from 2001 to 2002 and a $2.8 million increase from 2001 to 2002 in other operating earnings recognized related to compensation due under minimum requirements contracts with a major private-label customer as well as the impact of material, labor and overhead cost reductions, personnel reductions and tighter control of selling, general and administrative spending throughout the segment.

OPERATING RESULTS -- 2001 COMPARED WITH 2000

Revenues

Revenues decreased 17.2% to $968.4 million in the year ended December 31, 2001 from $1,169.3 million in the year ended December 31, 2000 as reduced sales volume and unfavorable currency translation on international revenues were only partially offset by increased pricing and the inclusion for the full year of revenues generated by Manchester, acquired during 2000.

Decreased unit volume contributed 18.0 percentage points of revenue decline. Excluding the impact of the Manchester acquisition, the Company experienced sales volume decreases in all of its product offerings due primarily to the downturn in both the United States and European economies and the reduced level of purchases during the year by a major private-label customer obligated under a minimum requirements contract to purchase approximately $60.0 million of product during the year.

Unfavorable foreign currency translation on international revenues accounted for
1.0 percentage points of revenue decline. The euro, British pound, Australian dollar and Canadian dollar decreased from average exchange values of $0.92, $1.52, $0.58 and $0.67, respectively, in 2000 to $0.90, $1.44, $0.52 and $0.65, respectively, in 2001.

A modest net increase in product pricing offset the negative impact that reduced unit sales volume and currency translation had on revenue comparisons by 0.2 percentage points. This increase in product pricing represented the impact of sales price increases implemented on certain products with communications, industrial and entertainment/OEM applications. These increases were partially offset by sales price reductions implemented on certain products with networking applications.

The inclusion for the full year of revenues generated by Manchester, acquired in 2000, also partially offset the negative impact that sales volume and currency translation had on revenue comparisons by 1.6 percentage points.

Revenues in the United States, representing 66% of the Company's total revenues for the year ended December 31, 2001, declined by 20% compared to revenues for 2000. This decline was attributed primarily to a reduced demand for Electronics segment products. United States revenues generated from the sale of Electronics segment products during 2001 declined by 26% from revenues generated during 2000. Revenues generated in the United States from the sale of Communications segment products during the year ended December 31, 2001 decreased 9% compared to the same period in 2000.

Revenues in Europe represented 21% of the Company's total revenues for the year ended December 31, 2001. European revenues generated during 2001 decreased by 11% compared to revenues generated during 2000. Absent the inclusion for the full year of revenues generated by Manchester, acquired in 2000, European revenues for 2001 would have decreased by 19% compared to revenues in 2000. Unfavorable currency translation accounted for 3 percentage points of the decline. The remainder of the decline, 16 percentage points, represented lower local demand for both Electronics segment and Communications segment products.

Revenues from the rest of the world, representing 13% of the Company's total revenues for the year ended December 31, 2001, declined by 11% from 2000. This decline reflected lower demand in Canada and Latin America and unfavorable currency translation that was partially offset by increased revenues in the Asia/Pacific markets.

Costs, Expenses and Earnings

The following table sets forth information comparing the 2001 components of earnings with 2000.

                                                                                      Percentage Decrease
                                                                                         2001 Compared
Years Ended December 31,                              2001                2000             with 2000
---------------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                       $ 168,906          $  231,587             (27.1)%
  As a percent of revenues                              17.4%               19.8%
Operating earnings                                 $  60,256          $  103,985             (42.1)%
  As a percent of revenues                               6.2%                8.9%
Income before taxes and CECAP                      $  42,871          $   83,878             (48.9)%
  As a percent of revenues                               4.4%                7.2%
Net income                                         $  30,958          $   52,843             (41.4)%
  As a percent of revenues                               3.2%                4.5%
---------------------------------------------------------------------------------------------------------

Gross profit decreased 27.1% to $168.9 million in the year ended December 31, 2001 from $231.6 million in the year ended December 31, 2000 due primarily to lower sales volumes. This decline was partially offset by both the impact of sales price increases implemented on certain products with communications, industrial, and entertainment/OEM applications and the impact of material, labor and overhead cost reductions. Gross profit as a percent of revenues declined by
2.4 percentage points from the prior year as the Company's currently lower-margin Communications segment represented a larger share of total operations in 2001 than it did in 2000 due to the Manchester acquisition in the second quarter of 2000.

Operating earnings decreased 42.1% to $60.3 million in the year ended December 31, 2001 from $104.0 million in the year ended December 31, 2000 due primarily to lower gross profit and an $8.4 million bad debt related to a financially troubled VAR. This was partially offset by the Company's recognition of $8.3 million in other operating earnings for "take-or-pay" compensation due under a minimum requirements contract from a major private-label customer. Operating earnings as a percent of revenues declined by 2.7 percentage points from the prior year due to the impact of the Company's currently lower-margin Communications segment.

Income before taxes and CECAP decreased 48.9% to $42.9 million in the year ended December 31, 2001 from $83.9 million in the year ended December 31, 2000 due primarily to lower operating earnings that were only partially offset by the pre-tax gain of $1.2 million recognized on the Company's sale of its ownership interest in a medical wire joint venture during the first quarter of 2001 and by decreased interest expense. Interest expense decreased 7.6% to $18.6 million in 2001 from $20.1 million in 2000 despite marginally higher interest rates due to lower average borrowings. Average debt outstanding during 2001 and 2000 was $261.9 million and $302.5 million, respectively. The Company's average interest rate was 7.3% in 2001 compared to 6.8% in 2000.

The net tax expense of $11.7 million in the year ended December 31, 2001 reflected the favorable resolution of a prior-period tax contingency of $2.3 million and a reduction in the effective annual income tax rate from 37.0% to 32.5%. The lower effective tax rate was due primarily to the relative benefit of permanent deductions to a smaller pre-tax earnings amount ($42.9 million in 2001 compared to $83.9 million in 2000). In addition, in the first quarter of 2001, the Company determined under Accounting Principles Board Opinion (APB) No. 23, Accounting for Income Taxes--Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Net income decreased 41.4% to $31.0 million in the year ended December 31, 2001 from $52.8 million in the year ended December 31, 2000 due mainly to lower income before taxes and CECAP and the cumulative effect of the Company's adoption of SFAS No. 133 in 2001. This decline was partially offset by the lower effective tax rate.

Electronics Segment

External customer revenues decreased 21.4% to $635.6 million for the year ended December 31, 2001 from $808.3 million for the year ended December 31, 2000. This decrease was due primarily to weakening demand for most of the segment's product offerings due to the downturn in the both the United States and European economies and the negative effect of currency translation on international revenues. This decrease was partially offset by the impact of sales price increases implemented on certain products with communications, industrial and entertainment/OEM applications and strong demand for the segment's broadband products in the Asia/Pacific markets.

Operating earnings decreased 36.4% to $61.9 million for the year ended December 31, 2001 from $97.4 million for the year ended December 31, 2000. This decrease was attributed mainly to reduced revenues that were partially offset by a $2.2 million decrease from 2000 to 2001 in bad debt expense as well as improvement in production period costs and other selling, general and administrative expenses.

Communications Segment

The Communications segment recorded external customer revenues of $332.7 million for the year ended December 31, 2001, a 7.8% decrease from external customer revenues of $360.9 million for the year ended December 31, 2000. This decrease represented the lack of sales during the year to the private-label customer under the minimum requirements contract partially offset by the inclusion for the full year of revenues generated by Manchester, acquired in 2000.

Operating earnings decreased 62.3% to $6.3 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000. These results reflected the decrease in revenues and an $8.4 million bad debt related to a financially troubled VAR that were partially offset by the positive impact of material cost reduction initiatives and the Company's recognition of $8.3 million in other operating earnings for "take-or-pay" compensation due under a minimum requirements contract from a major private-label customer.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flow.

SUMMARIZED STATEMENTS OF CASH FLOW

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                         2002             2001             2000
---------------------------------------------------------------------------------------------------------
(in thousands)
Net cash provided by/(used in):
    Operating activities                                      $ 95,448         $ 72,744        $   59,798
    Investing activities                                       (43,928)         (35,425)          (47,523)
    Financing activities                                       (35,141)         (42,015)           (8,637)
Effect of exchange rate changes on cash and cash                   231               99              (116)
equivalents
---------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents              $ 16,610         $ (4,597)       $    3,522
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        2002              2001             2000
---------------------------------------------------------------------------------------------------------
(in thousands)
Income/(loss) before CECAP                                   $ (15,893)        $ 31,209        $   52,843
Depreciation and amortization                                   39,651           40,292            37,535
Asset impairment charges                                        32,719                -                 -
Deferred income tax provision                                   (1,930)           9,644             6,719
Gain on business divestiture                                         -           (1,200)                -
Amortization of unearned deferred compensation                   1,140              508                 -
Changes in operating assets and liabilities, net                39,761           (7,709)          (37,299)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    $  95,448         $ 72,744        $   59,798
---------------------------------------------------------------------------------------------------------

Net cash provided by operating activities in 2002 totaled $95.4 million. Changes in operating assets and liabilities provided $39.8 million, primarily due to both an increase in accounts payable and accrued liabilities and a decrease in income taxes receivable that were partially offset by increased receivables and inventories.

During the fourth quarter of 2002, the Company formulated a plan to exit the production of certain products such as special wires for deflection coils used in televisions and CRTs; electrical cords for consumer products; galvanized wire for electronics assemblies; and long-line, single-mode fiber optic cable for the communications and CATV markets. In addition, the Company elected to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications. The Company also decided to dispose of certain real estate and buildings in order to rationalize production capabilities. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company estimated the fair value of the assets based upon anticipated net proceeds from the sale of the equipment, buildings, and real estate and recognized an impairment loss of $32.7 million ($26.3 million net of tax benefit and the tax valuation allowance, or $1.05 per share) based on the difference between the carrying value of the assets and their fair value. This loss is included as an other operating expense on the income statement. The Electronics and Communications segments recognized impairment losses in the amounts of $17.5 million and $15.2 million, respectively.

During 2001, cash flow from operations totaled $72.7 million. Operating assets and liabilities consumed $7.7 million of funds, principally due to both a decrease in accounts payable and accrued liabilities and an increase in income taxes receivable that were partially offset by lower receivables and inventories.

Net cash provided by operating activities in 2000 totaled $59.8 million. Operating assets and liabilities consumed $37.3 million of funds, principally through net increases in accounts receivable and inventory that were partially offset with an increase in accounts payable and accrued expenses.

NET CASH USED IN INVESTING ACTIVITIES

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        2002             2001             2000
---------------------------------------------------------------------------------------------------------
(in thousands)
Capital expenditures                                         $ (32,830)       $ (37,072)       $  (34,130)
Cash used to acquire businesses                                (11,300)               -           (15,485)
Proceeds from business divestiture                                   -            1,400                 -
Proceeds from disposal of property                                 202              247             2,092
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        $ (43,928)       $ (35,425)       $  (47,523)
---------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                         2002             2001             2000
---------------------------------------------------------------------------------------------------------
(in thousands)
Capacity modernization and enhancement                        $ 24,811         $ 22,424        $   11,861
Capacity expansion                                               2,296            8,729            15,054
Other                                                            5,723            5,919             7,215
---------------------------------------------------------------------------------------------------------
                                                              $ 32,830         $ 37,072        $   34,130
---------------------------------------------------------------------------------------------------------

Capital expenditures during 2002, 2001 and 2000 were approximately 4.0%, 3.8% and 2.9% of total revenues, respectively. Approximately 76% and 60% of capital expenditures were utilized for maintaining and enhancing existing production capabilities in 2002 and 2001, respectively. In 2000, approximately 44% of capital expenditures were utilized for capacity expansion and 35% of capital expenditures were utilized for maintaining and enhancing existing production capabilities.

In 2002, the Company acquired the metallic communications cable operations of NORCOM in Kingston, Ontario from Cable Design Technologies Corporation for cash of approximately $11.3 million. In 2000, the Company acquired the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom for cash of approximately $15.5 million.

Proceeds from business divestiture in 2001 resulted from the sale of the Company's interest in a medical wire joint venture in The Netherlands.

NET CASH USED IN FINANCING ACTIVITIES

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        2002             2001             2000
---------------------------------------------------------------------------------------------------------
(in thousands)
Net payments under long-term
    credit facility and credit agreements                    $ (31,461)       $ (38,635)       $   (4,609)
Proceeds from exercise of stock options                          1,198            1,515               852
Cash dividends paid                                             (4,878)          (4,895)           (4,880)
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                        $ (35,141)       $ (42,015)       $   (8,637)
---------------------------------------------------------------------------------------------------------

The Company repaid approximately $31.5 million, $38.6 million and $4.6 million of debt during 2002, 2001 and 2000, respectively. These repayments were funded primarily by cash flow from operations. Dividends of $0.20 per share per annum were paid to shareholders during 2002, 2001 and 2000.

Borrowings and other contractual obligations have the following scheduled maturities.

BORROWINGS AND CONTRACTUAL OBLIGATIONS

-----------------------------------------------------------------------------------------------------------
                                                              Payments Due by Period
                                          -----------------------------------------------------------------
                                                        Less than       1-2          3-4            After
December 31, 2002                           Total        1 year        years        years          4 years
-----------------------------------------------------------------------------------------------------------
(in thousands)
Long-term debt(1)                         $ 200,000      $      -    $ 79,000     $  74,000        $ 47,000
Capital lease obligations                         -             -           -             -               -
Operating leases                             10,463         4,227       4,675         1,302             259
Unconditional purchase obligations            7,913         7,913           -             -               -
Other long-term obligations                       -             -           -             -               -
-----------------------------------------------------------------------------------------------------------
Total contractual cash obligations        $ 218,376      $ 12,140    $ 83,675     $  75,302        $ 47,259
-----------------------------------------------------------------------------------------------------------

(1) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of December 31, 2002 of $67.2 million. Accordingly, total long-term debt, inclusive of the fair value adjustment for the notional principal on the outstanding interest rates swap agreements, recorded in the financial records as of the same date was $203.2 million.

Other commercial commitments consist of the Company's credit agreement with a group of 7 banks executed in June 2001 (as amended from time to time, the Credit Agreement). The Credit Agreement provides for an aggregate $100.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004.

OTHER COMMERCIAL COMMITMENTS

-----------------------------------------------------------------------------------------------------------
                                                     Amount of Commitment Expiration Per Period
                                          -----------------------------------------------------------------
                                                        Less than     1-3           4-5            After
December 31, 2002                           Total        1 year      years         years          5 years
-----------------------------------------------------------------------------------------------------------
(in thousands)
Lines of credit                           $ 100,000      $      -   $ 100,000     $       -        $     -
Standby letters of credit                    12,576        12,576           -             -              -
Guarantees                                    4,561         4,561           -             -              -
Standby repurchase obligations                    -             -           -             -              -
Other commercial commitments                      -             -           -             -              -
-----------------------------------------------------------------------------------------------------------
Total commercial commitments              $ 117,137      $ 17,137   $ 100,000     $       -        $     -
-----------------------------------------------------------------------------------------------------------

WORKING CAPITAL

-------------------------------------------------------------------------------------------------------
December 31,                                                           2002                      2001
-------------------------------------------------------------------------------------------------------
(in thousands, except current ratio)
Current assets
  Cash and cash equivalents                                          $  19,409                $   2,799
  Receivables                                                          109,180                  105,865
  Inventories                                                          159,817                  150,791
  Income taxes receivable                                                2,428                   14,527
  Deferred income taxes                                                 15,097                    7,078
  Other current assets                                                   7,818                    2,470
-------------------------------------------------------------------------------------------------------
     Total current assets                                            $ 313,749                $ 283,530
Current liabilities
  Accounts payable and accrued liabilities                           $ 124,968                $  76,816
  Income taxes payable                                                       -                        -
-------------------------------------------------------------------------------------------------------
     Total current liabilities                                       $ 124,968                $  76,816
-------------------------------------------------------------------------------------------------------
Working capital                                                      $ 188,781                $ 206,714
Current ratio(1)                                                          2.51                     3.69
-------------------------------------------------------------------------------------------------------

(1) Total current assets divided by total current liabilities

Current assets increased $26.8 million, or 9%, from $286.9 million at December 31, 2001 to $313.7 million at December 31, 2002. Receivables and inventories increased $3.3 million and $9.0 million due primarily to the NORCOM acquisition. Cash and cash equivalents increased $16.6 million and income taxes receivable decreased $12.1 million primarily as the result of federal income tax refunds received in the first quarter of 2002. Deferred income taxes increased $8.0 million due mainly to asset impairment charges recorded in the fourth quarter of 2002. Other current assets increased $5.3 million as the result of higher insurance and catalog publication prepayments and employee relocation costs.

Current liabilities increased $48.2 million, or 63%, from $76.8 million at December 31, 2001 to $125.0 million at December 31, 2002. The increase was due to a variety of reasons:

- Pension liabilities totaling $15.2 million reclassified from long-term to current in anticipation of funding requirements for 2003,

- Accrued severance totaling approximately $19.7 million related to curtailed product lines and planned manufacturing facility consolidation,

- Contingent acquisition price payable totaling approximately $6.7 million related to the NORCOM acquisition, and

- Accounts payable and other accrued liabilities assumed in the NORCOM acquisition.

At December 31, 2002, the Company accrued severance costs associated with announced manufacturing facility closings in Canada, Germany and Australia. The total severance accrued at December 31, 2002 was $19.6 million. Included in the accrual was $11.3 million related to the acquisition of NORCOM that was recorded incident to the purchase. The Company recorded severance costs in the amount of $8.3 million related to the closings in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) in 2002. Approximately 430 employees will be eligible for severance payments, subject to finalization of negotiations under collective bargaining agreements. The Company anticipates making all severance payments against these accruals within one year. Certain sales, marketing, customer service and distribution activities will continue at each location.

LONG-LIVED ASSETS

-------------------------------------------------------------------------------------------------------
December 31,                                                           2002                     2001
-------------------------------------------------------------------------------------------------------
(in thousands)
Property, plant and equipment                                        $ 337,196                $ 355,852
Goodwill and other intangibles                                          79,588                   74,016
Other long-lived assets                                                 13,006                    5,876
-------------------------------------------------------------------------------------------------------
                                                                     $ 429,790                $ 435,744
-------------------------------------------------------------------------------------------------------

Long-lived assets decreased $5.9 million, or 1%, from $435.7 million at December 31, 2001 to $429.8 million at December 31, 2002. Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased by $18.7 million due mainly to current-year depreciation and asset impairment charges recorded in 2002 related to product line curtailment and planned manufacturing facility consolidation partially offset by equipment acquired in the NORCOM acquisition. Goodwill and other intangibles consists of goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses, and the preliminary fair value of a major customer relationship acquired in the NORCOM acquisition. Goodwill and other intangibles increased $5.6 million due primarily to the positive effect that currency exchange rates had on goodwill denominated in currencies other than the United States dollar and the preliminary fair value of a major customer relationship acquired in the NORCOM acquisition.

CAPITAL STRUCTURE

---------------------------------------------------------------------------------------------------------
December 31,                                                    2002                               2001
---------------------------------------------------------------------------------------------------------
(in thousands)                            AMOUNT               PERCENT          Amount            Percent
                                        -----------------------------------------------------------------
Long-term debt                           $ 203,242               39.8%        $ 234,703            42.8%
Stockholders' equity                       307,195               60.2           314,245            57.2
---------------------------------------------------------------------------------------------------------
                                         $ 510,437              100.0%        $ 548,948           100.0%
---------------------------------------------------------------------------------------------------------

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $38.5 million due to reductions in both long-term debt and stockholders' equity.

The Company had privately-placed debt of $200.0 million outstanding at December 31, 2002. Details regarding maturities and interest rates are shown below.

                                                     Principal             Maturity             Effective
Note Series                                           Balance                Date             Interest Rate
-----------------------------------------------------------------------------------------------------------
Senior Notes, Series 1997-A                      $ 75,000,000             08/11/2009(1)            6.92%
Senior Notes, Series 1999-A                        64,000,000(2)          09/01/2004               7.60%
Senior Notes, Series 1999-B                        44,000,000             09/01/2006               7.75%
Senior Notes, Series 1999-C                        17,000,000             09/01/2009               8.06%
-----------------------------------------------------------------------------------------------------------

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

(2) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of December 31, 2002 of $67.2 million. Accordingly, total long-term debt, inclusive of the fair value adjustment for the notional principal on the outstanding interest rates swap agreements, recorded in the financial records as of the same date was $203.2 million.

The agreements for these private placements (Note Agreements) contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into the Credit Agreement in June 2001. The Credit Agreement, as amended in the fourth quarter of 2002, provides for an aggregate $100.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants--certain covenants having been amended in the fourth quarter of 2002--including maintenance of a maximum leverage ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. At December 31, 2002, the Company had no outstanding borrowings under the Credit Agreement.

The Company entered into an amendment of the Credit Agreement during the fourth quarter of 2002 that changed the leverage covenant from a debt-to-total capitalization test to a debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) test, changed the interest coverage covenant from an earnings before interest and taxes (EBIT)-to-interest test to an EBITDA-to-interest test and reduced the maximum amount available under the Credit Agreement from $150.0 million to $100.0 million. At December 31, 2002, the Company had $39.1 million in borrowing capacity available under the Credit Agreement.

The Company also had unsecured, uncommitted arrangements with 6 banks under which it may borrow up to $38.2 million at prevailing interest rates. At December 31, 2002, the Company had no outstanding borrowings under these arrangements.

During the year ended December 31, 2002, the Company decreased total outstanding debt by $31.5 million, or 13%, with cash provided by operations and certain other investing and financing activities.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of December 31, 2002, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at December 31, 2002 was

$3.2 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.1 million pretax, or $0.03 per diluted share, were recorded as a reduction to interest expense for the year ended December 31, 2002. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.47 percentage points for the year ended December 31, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Stockholders' equity decreased by $7.1 million, or 2%, from 2001 to 2002 due primarily to the 2002 net loss of $16.0 million, dividends of $4.9 million, a decrease of $2.9 million in additional paid in capital resulting from the use of common stock held in treasury for stock compensation plans settlement activity and retirement savings plan employer contributions and an increase of $0.8 million in unearned deferred compensation due to restricted shares awarded during the year. These decreases were partially offset by an $8.6 million reduction of common stock held in treasury as a result of stock compensation plans settlement activity and employer contributions to the retirement savings plan. They were also partially offset by an $8.8 million reduction of accumulated other comprehensive loss resulting from the positive effect of currency exchange rates on financial statement translation partially offset by increased minimum pension liability.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at December 31, 2002:

- Guarantee contracts or indemnification agreements that contingently require the Company to make payments to the guaranteed or indemnified party based on changes in an underlying asset, liability or equity security of the guaranteed or indemnified party;

- Guarantee contracts that contingently require the Company to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement;

- Indirect guarantees under agreements that contingently require the Company to transfer funds to the guaranteed party upon the occurrence of specified events under conditions whereby the funds become legally available to creditors of the guaranteed party and those creditors may enforce the guaranteed party's claims against the Company under the agreement;

- Retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets;

- Derivative instruments that are indexed to the Company's common or preferred stock and classified as stockholders' equity under accounting principles generally accepted in the United States; and

- Material variable interests held by the Company in unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company.

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

ENVIRONMENTAL REMEDIATION

The Company has been identified as a potentially responsible party with respect to three sites designated for remediation under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws. The Company does not own or operate any of these waste sites. Although estimates of cleanup costs have not yet been completed for these sites, the Company believes that, based on its review and other factors, including its estimated share of the waste volume at the sites, the existence of other financially viable, potentially responsible parties and the anticipated nature and scope of the remediation, the costs to the Company relating to these sites will not have a material adverse effect on its results of operations or financial condition. Ground water contamination has been identified on the site of the Venlo, The Netherlands, manufacturing facility, which the Company acquired in 1995. The Company has recorded a liability for the remediation costs, which are currently estimated at approximately $1.0 million.

EURO CONVERSION

In January 1999, certain member countries of the European Union (EU) established irrevocable, fixed conversion rates between their existing sovereign currencies (legacy currencies) and a new common currency (euro). These countries introduced the euro as their common currency over a period ending January 1, 2002 and the various legacy currencies became obsolete effective June 30, 2002.

The Company has significant operations in several of the EU countries that converted to the euro. Therefore, the Company prepared for the introduction of the euro for several years. The timing of the Company's retirement of the legacy currencies was scheduled so as to comply with various legal requirements and to facilitate optimal coordination with the plans of vendors, distributors and customers. Work related to the introduction of the euro and retirement of the legacy currencies included conversion of information technology systems; recalculation of currency risk; recalibration of financial instruments; evaluation and action, where needed, regarding the continuity of contracts; and modification of processes for preparing tax, accounting, payroll and customer records.

IMPACT OF PENDING ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (Board) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Abstract (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). Under EITF No. 94-3, liabilities for costs associated with exit or disposal activities could be recognized at the date of an entity's commitment to an exit plan. The Board concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, under SFAS No. 146, liabilities for costs associated with exit or disposal activities cannot be recognized until incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will apply the new rules of accounting under SFAS No. 146 beginning in the first quarter of 2003.

In October 2002, the Board issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, with disclosure requirements effective immediately. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide three alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not require entities to record their employee stock-based awards using the fair value method. However, the statement does require disclosures for all entities with stock-based compensation regardless of whether they utilize the fair value method of accounting described in SFAS No. 123. The Company does not plan to utilize the fair value method of accounting, but has applied the new disclosure rules under SFAS No. 148.

CRITICAL ACCOUNTING POLICIES

Sales Incentive and Product Price Protection Allowances/Revenue Recognition
The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Sales revenues are reduced when incentives or allowances are anticipated or projected. Revenues are reduced by recording a separate deduction in gross revenues. The Company follows guidance provided by Securities Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and EITF No. 00-14, Accounting for Certain Sales Incentives.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on specific identification basis. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance.

The Company recorded bad debt expense of $2.1 million, $8.9 million and $5.9 million in 2002, 2001 and 2000, respectively. Included in the 2001 expense was $8.4 million for an individual customer (value-added reseller) of the Communications segment that filed for bankruptcy. Included in the 2000 expense was $5.1 million for an individual customer (distributor) of the Electronics segment that filed for bankruptcy.

The allowance for doubtful accounts at December 31, 2002 was $3.5 million. The Company does not anticipate that any other major customers will be unable to pay outstanding receivables.

Inventory Reserves

The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand, technological changes and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value. At December 31, 2002 and 2001, the Company had inventory reserves of $21.9 million and $10.4 million, respectively.

OUTLOOK

During 2002, the Company experienced the impact of continued softness in the world manufacturing economy. Accordingly, reduced sales volumes adversely affected the Company's operating results. As a result, the Company implemented cost-saving initiatives that included personnel reductions, working capital management and curtailed capital spending from planned levels. The Company was able to generate $95.4 million in cash flow from operations and utilized $31.5 million of these funds to reduce outstanding borrowings.

The Company anticipates that market conditions in 2003 for its Communications segment will include excess production capacity and continued utilization of thinly capitalized value-added resellers for product distribution. In addition, the Communications segment operations in Europe are largely dependent on one customer in the United Kingdom. Market conditions for the Company's Electronics segment are expected to remain constrained during 2003 and will also include excess production capacity. The Company anticipates continued pricing pressure on products with networking applications. For both segments, the cost-saving initiatives taken during 2002, coupled with continued cost reduction efforts such as personnel reductions, product line curtailment and manufacturing facility consolidation in 2003, reflect the Company's expectation of adjusting its cost structure to market demand.

The Company will no longer receive "take-or-pay" compensation from the major private-label customer as the applicable minimum requirements contract terminated in 2002. The Company will continue to receive "sales incentive" compensation through 2005 from this same customer under the second minimum requirements contract should the customer fail to meet purchasing targets. However, purchase requirements after 2002 are approximately 20% of targets in the first contract. Under the second contract, the customer is required to pay up to $3.0 million per annum to the Company through 2005. This amount could be reduced to the extent of gross margin generated from the customer's purchases of certain products from the Company during each year through 2005.

The Company anticipates funding $19.7 million in accruals related to product line curtailment and planned manufacturing facility consolidation during 2003. It also anticipates funding $14.5 million in pension contributions in the upcoming year compared with $7.4 million in 2002. These transactions will have a significant impact on the Company's cash flow in 2003. The Company anticipates approximately $2.0 million of additional costs related to product line curtailment and planned manufacturing facility consolidation that, in accordance with accounting principles generally accepted in the United States, will be expensed when incurred. Accordingly, they will have a negative effect on operating results and cash flow for 2003. Annual savings of at least $10.0 million are anticipated in 2003 as a result of the product line curtailment and planned manufacturing facility consolidation. Most of the savings for 2003 will be achieved late in the year.

The Company's supply agreements with two major communications customers--one in the United Kingdom, the other in Canada--are up for renewal in 2003. The Company anticipates maintaining its relationship with both customers; however, there can be no assurance this will occur. Should the

Company lose the supply agreement with the Canadian customer, it would likely not be required to pay certain contingent acquisition price liabilities currently recorded in the financial statements.

The Company anticipates economic softness will continue into 2003 for some, perhaps most, geographic and market segments. Increases in revenues and operating income will be largely dependent on the level of investment by the technology and communications industries and on the timing of any general economic recovery. The Company currently anticipates that, aside from the impact of including a full year of revenues generated by NORCOM, revenues should be relatively unchanged from 2002. The Company's cost reduction efforts should enhance the impact of increased revenues by providing increased operating leverage.

FORWARD-LOOKING STATEMENTS

The statements set forth in this Annual Report on Form 10-K other than historical facts, including those noted in the "Outlook" section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company's actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the poor economic conditions in the United States, Europe and parts of the Pacific Rim (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability to successfully integrate the operations and businesses of acquired companies (including NORCOM and, in particular, the Company's ability to retain NORCOM's primary customers); the ability to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; changes in regulation affecting the business of communications companies and other customers; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and sales to two major international communications companies--one in the United Kingdom, the other in Canada); the Company's ability to successfully renew supply agreements with major communications customers in the United Kingdom and Canada; the Company's ability to complete current product curtailment and manufacturing facility consolidation programs at anticipated costs; the Company's ability to successfully negotiate a collective bargaining agreement renewal with organized personnel at one of the Company's major facilities in the upcoming year; the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in this Annual Report on Form 10-K and other Securities Act filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates and certain commodity prices, as well as concentrations of credit risk and debt covenant compliance risk. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months. Each of these risks is discussed below.

Interest Rate Risk

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's short-term and long-term debt obligations, the table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2002.

                                       Principal (Notional) Amount by Expected Maturity
                                                 Average Interest (Swap) Rate
                                 --------------------------------------------------------------
                                                                                                   Fair
                                 2003    2004     2005      2006      2007   Thereafter   Total    Value
---------------------------------------------------------------------------------------------------------
(in millions, except rates)
LIABILITIES
Fixed-rate debt                                  $  15     $  15     $  15     $  30      $  75     $ 77
Average interest rate                             6.92%     6.92%     6.92%     6.92%

Fixed-rate debt                         $  64                                             $  64     $ 70
Average interest rate                    7.60%

Fixed-rate debt                                            $  44                          $  44     $ 48
Average interest rate                                       7.75%

Fixed-rate debt                                                                $  17      $  17     $ 19
Average interest rate                                                           8.06%
---------------------------------------------------------------------------------------------------------
INTEREST RATE DERIVATIVE
FINANCIAL INSTRUMENTS RELATED
TO DEBT
Interest rate swap
   Pay variable/receive
     fixed                              $  21                                             $  21     $  1
   Average rate paid--6 month
     U.S. LIBOR plus 3.22%
   Fixed rate received                   7.60%                                             7.60%

                                       Principal (Notional) Amount by Expected Maturity
                                                 Average Interest (Swap) Rate
                                 --------------------------------------------------------------
                                                                                                   Fair
                                 2003    2004     2005      2006      2007   Thereafter   Total    Value
-----------------------------------------------------------------------------------------------------------
(in millions, except rates)

Interest rate swap
   Pay variable/receive fixed           $  22                                             $  22    $   1
   Average rate paid--6 month
     U.S. LIBOR plus 3.25%
   Fixed rate received                   7.60%                                             7.60%

Interest rate swap
   Pay variable/receive fixed           $  21                                             $  21    $   1
   Average rate paid--6 month
     U.S. LIBOR plus 3.30%
   Fixed rate received                   7.60%                                             7.60%
-----------------------------------------------------------------------------------------------------------

Commodity Price Risk

Certain raw materials used by the Company are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of the Company's commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. The Company does not speculate on commodity prices.

The Company is exposed to price risk related to its purchase of copper used in the manufacture of its products. The Company's copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. The following table presents the purchase commitments by the notional amount in pounds, the weighted average contract price, and total dollar amounts by expected maturity date. In addition, the table presents the physical inventory of copper at December 31, 2002 by the amount of pounds held at average cost. The fair value of purchase commitments and physical inventory as of December 31, 2002 is also presented.

                                                          Expected Maturity Dates
                                                          -----------------------
                                                            2003          2004          Fair Value
---------------------------------------------------------------------------------------------------
(in millions, except average price)
Purchase commitments
         Commitment volume (pounds)                           11.0          -
         Weighted average price (per pound)               $ 0.7189          -
         Commitment amounts                                  $ 7.9          -             $ 7.7

On-hand copper rod at December 31, 2002
         Pounds on hand                                        6.3          -
         Weighted average price (per pound)               $ 0.7237          -
         Total value on hand                              $    4.6          -             $ 4.4
---------------------------------------------------------------------------------------------------

The Company is also exposed to price risk related to its purchase of selected petroleum-based commodities used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased price of petroleum and the current threat of war or terrorist activities. Historically, the Company has not used commodity financial instruments to hedge petroleum-based commodity prices. There is a modest correlation, primarily in the Communications segment, between petroleum-based commodity costs and the ultimate selling price of the product. Exposures to most changes in petroleum-based commodity costs remain unprotected.

Foreign Exchange Rate Risk

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

At December 31, 2002, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

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

The Company's net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $107.0 million and $111.9 million at December 31, 2002 and 2001, respectively.

Credit Risk

The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 55% of revenues in both 2002 and 2001.

During 2002, the Company recorded total bad debt expense of $2.1 million. During 2001, the Company recorded total bad debt expense of $8.9 million. Included in this amount was $8.4 million related to a single financially troubled VAR that purchased Communications segment products.

In December 2002, the Company recorded a $12.5 million receivable related to "take-or-pay" and "sales incentive" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2002; however, it was paid in January 2003. In December 2001, the Company recorded an $8.3 million receivable related to "take-or-pay" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2001; however, it was paid in February 2002.

The following table reflects those receivables that represented the only significant concentrations of credit to which the Company was exposed at December 31, 2002 and 2001. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

December 31,                                           2002                              2001
---------------------------------------------------------------------------------------------------
(in thousands, except % data)                     PERCENT OF NET                     Percent of Net
                                     AMOUNT        RECEIVABLES        Amount          Receivables
---------------------------------------------------------------------------------------------------
Customer 1                          $ 12,412          11%            $ 11,314             11%
Customer 2                             6,147           6%              13,032             12%
---------------------------------------------------------------------------------------------------
Total                               $ 18,559          17%            $ 24,346             23%
---------------------------------------------------------------------------------------------------

At December 31, 2002, the Company had receivables in the amount of $4.2 million outstanding from a value-added reseller that purchases Communications segment products on an ongoing basis. Historically, this customer generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Debt Covenant Compliance Risk

The Company's Note Agreements and Credit Agreement require the Company to maintain certain financial ratios and a minimum level of net worth. The Company entered into an amendment of the Credit Agreement during the fourth quarter of 2002 that changed the leverage covenant from a debt-to-total capitalization test to a debt-to-EBITDA test and changed the interest coverage covenant from an EBIT-to-interest test to an EBITDA-to-interest test. The Company was in compliance with the Note Agreements and the amended Credit Agreement as of December 31, 2002.

The Company anticipates full compliance with the Note Agreements during the year ending December 31, 2003. While the Company anticipates improved operating results during the year ending December 31, 2003 as it realizes the benefits of the cost improvement programs implemented during 2002 and is not burdened with the charges recorded in the prior year, the extent and timing of this improvement is not certain and will affect the Company's ability to fully comply with the terms of the Credit Agreement at all times during the year. Should the Company fail to fully comply with the terms of the Credit Agreement at any time during the year, it would likely seek modifications or waivers from the lenders. If such modifications or waivers were not available under terms acceptable to the Company, it would consider canceling the Credit Agreement. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital requirements. However, the Company's expectations of future operating results and continued compliance with the Note Agreements and Credit Agreement cannot be assured and the lenders' actions are not controllable by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


The Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.

                              /s/ Ernst & Young LLP

St. Louis, Missouri
January 30, 2003

CONSOLIDATED BALANCE SHEETS

December 31,                                                                   2002            2001
------------------------------------------------------------------------------------------------------
(in thousands, except par value and number of shares)
ASSETS
Current assets:

    Cash and cash equivalents                                             $     19,409    $      2,799
    Receivables, less allowance for doubtful accounts
       of $3,477 at 2002 and $15,349 at 2001                                   109,180         105,865
    Inventories                                                                159,817         150,791
    Income taxes receivable                                                      2,428          14,527
    Deferred income taxes                                                       15,097           7,078
    Other current assets                                                         7,818           2,470
------------------------------------------------------------------------------------------------------
       Total current assets                                                    313,749         283,530

Property, plant and equipment, less accumulated depreciation                   337,196         355,852
Goodwill and other intangibles, less accumulated amortization
    of $13,546 at 2002 and $13,409 at 2001                                      79,588          74,016
Other long-lived assets                                                         13,006           9,292
------------------------------------------------------------------------------------------------------
                                                                          $    743,539    $    722,690
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and accrued liabilities                              $    124,968    $     76,816
    Income taxes payable                                                             -               -
------------------------------------------------------------------------------------------------------
       Total current liabilities                                               124,968          76,816

Long-term debt                                                                 203,242         234,703
Postretirement benefits other than pensions                                     10,732          11,580
Deferred income taxes                                                           71,470          69,614
Other long-term liabilities                                                     25,932          15,732

Stockholders' equity:
    Preferred stock, par value $.01 per share, 25,000,000 shares
       authorized, no shares outstanding                                             -               -
    Common stock, par value $.01 per share, 100,000,000 shares authorized, 26,203,603 issued, and 25,112,153 and
       24,760,351 shares outstanding at 2002 and 2001,
       respectively                                                                262             262
    Additional paid-in capital                                                  40,917          43,773
    Retained earnings                                                          302,900         323,671
    Accumulated other comprehensive loss                                       (17,859)        (26,625)
    Unearned deferred compensation                                              (2,014)         (1,233)
    Treasury stock, at cost, 1,091,450 and 1,443,252 shares
       at 2002 and 2001, respectively                                          (17,011)        (25,603)
------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                              307,195         314,245
------------------------------------------------------------------------------------------------------
                                                                          $    743,539    $    722,690
------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED INCOME STATEMENTS

Years Ended December 31,                                            2002          2001          2000
---------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenues                                                      $   813,348    $   968,369   $   1,169,255
Cost of sales                                                     690,336        799,463         937,668
--------------------------------------------------------------------------------------------------------
    Gross profit                                                  123,012        168,906         231,587

Selling, general and administrative expenses                      107,439        114,832         125,388
Amortization of goodwill                                                -          2,136           2,214
Other operating expenses/(earnings)                                21,621         (8,318)              -
--------------------------------------------------------------------------------------------------------
    Operating earnings/(loss)                                      (6,048)        60,256         103,985

Nonoperating earnings                                                   -         (1,200)              -
Interest expense                                                   13,730         18,585          20,107
--------------------------------------------------------------------------------------------------------
    Income/(loss) before taxes and cumulative effect of
          change in accounting principle                          (19,778)        42,871          83,878

Income tax expense/(benefit)                                       (3,885)        11,662          31,035
--------------------------------------------------------------------------------------------------------
    Income/(loss) before cumulative effect of change in
          accounting principle                                    (15,893)        31,209          52,843

Cumulative effect of change in accounting principle                     -           (251)              -
--------------------------------------------------------------------------------------------------------
    Net income/(loss)                                         $   (15,893)   $    30,958   $      52,843
--------------------------------------------------------------------------------------------------------
    Basic average shares outstanding                               24,763         24,499          24,405
    Basic earnings/(loss) per share before cumulative
       effect of change in accounting principle               $      (.64)   $      1.27   $        2.17
    Basic earnings/(loss) per share                           $      (.64)   $      1.26   $        2.17
--------------------------------------------------------------------------------------------------------
    Diluted average shares outstanding                             24,763         24,766          24,675
    Diluted earnings/(loss) per share before cumulative
       effect of change in accounting principle               $      (.64)   $      1.26   $        2.14
    Diluted earnings/(loss) per share                         $      (.64)   $      1.25   $        2.14
--------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS


Years Ended December 31,                                                     2002            2001            2000
---------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flow from operating activities:
    Income/(loss) before cumulative effect of change in accounting
        principle                                                        $    (15,893)   $     31,209      $   52,843
    Adjustments to reconcile income/(loss) before cumulative effect of change in accounting principle to net cash provided by
        operating activities:
        Depreciation and amortization                                          39,651          40,292          37,535
        Asset impairment charges                                               32,719               -               -
        Gain on business divestiture                                                -          (1,200)              -
        Deferred income tax provision                                          (1,930)          9,644           6,719
        Amortization of unearned deferred compensation                          1,140             508               -
        Changes in operating assets and liabilities(*):
        Receivables                                                             9,089          46,147         (25,061)
        Inventories                                                            12,276          18,294         (41,854)
        Accounts payable and accrued liabilities                                6,152         (58,481)          9,771
        Current and deferred income taxes, net                                 16,113         (14,501)         19,714
        Other assets and liabilities, net                                      (3,869)            832             131
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                            95,448          72,744          59,798
Cash flows from investing activities:
    Capital expenditures                                                      (32,830)        (37,072)        (34,130)
    Cash used to acquire business                                             (11,300)              -         (15,485)
    Proceeds from business divestiture                                              -           1,400               -
    Proceeds from disposal of property, plant and equipment                       202             247           2,092
---------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                              (43,928)        (35,425)        (47,523)
Cash flows from financing activities:
    Net payments under credit agreements                                      (31,461)        (38,635)         (4,609)
    Proceeds from exercise of stock options                                     1,198           1,515             852
    Cash dividends paid                                                        (4,878)         (4,895)         (4,880)
---------------------------------------------------------------------------------------------------------------------
          Net cash used for financing activities                              (35,141)        (42,015)         (8,637)
Effect of exchange rate changes on cash and cash equivalents                      231              99            (116)
---------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                               16,610          (4,597)          3,522
Cash and cash equivalents, beginning of period                                  2,799           7,396           3,874
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $     19,409    $      2,799      $    7,396
---------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
    Income tax refunds received                                          $     21,377    $        718      $    2,911
    Income taxes paid                                                          (2,852)        (15,450)        (18,248)
    Interest paid, net of amount capitalized                                  (14,752)        (18,040)        (20,483)
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

(*) Net of the effects of exchange rate changes and acquired businesses.

CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS

                                                                                            Accumulated
                                 Common    Paid-In   Retained   Treasury     Unearned          Other
                                  Stock    Capital   Earnings    Stock       Deferred      Comprehensive
                                                                           Compensation         Loss          Total
----------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 1999     $  262    $47,958   $249,653   $(37,296)  $  -            $ (13,050)      $   247,527

Net income                                             52,843                                                   52,843
Foreign currency translation                                                                  (8,883)           (8,883)
    adjustments
                                                                                                            ----------
    Comprehensive income                                                                                        43,960
Issuance of treasury stock
    Exercise of stock options                 (654)                1,506                                           852
    Stock compensation                          75                   126                                           201
Cash dividends ($.20 per                               (4,871)                                                  (4,871)
share)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000        262     47,379    297,625    (35,664)       -            (21,933)          287,669

Net income                                             30,958                                                   30,958
Foreign currency translation                                                                  (2,541)           (2,541)
    adjustments
Unrealized loss on                                                                              (245)             (245)
    derivative instruments
Minimum pension liability,                                                                    (1,906)           (1,906)
    net of tax
                                                                                                            ----------
    Comprehensive income                                                                                        26,266
Issuance of treasury stock
    Exercise of stock options               (1,013)                2,528                                         1,515
    Stock compensation                        (345)                2,086   (1,741)                                   -
    Employee stock purchase
       plan                                 (2,248)                5,447                                         3,199
Amortization of unearned
    deferred compensation                                                     508                                  508
Cash dividends ($.20 per                               (4,912)                                                  (4,912)
    share)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001        262     43,773    323,671    (25,603)  (1,233)           (26,625)          314,245

NET LOSS                                              (15,893)                                                 (15,893)
FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS                                                                               21,357            21,357
UNREALIZED GAIN ON
    DERIVATIVE INSTRUMENTS                                                                       245               245
MINIMUM PENSION LIABILITY,
    NET OF TAX                                                                               (12,836)          (12,836)
                                                                                                           -----------
    COMPREHENSIVE LOSS                                                                                          (7,127)
ISSUANCE OF TREASURY STOCK
    EXERCISE OF STOCK OPTIONS                 (593)                1,791                                         1,198
    STOCK COMPENSATION                        (426)                2,412   (1,921)                                  65
    401(K) EMPLOYER
       CONTRIBUTIONS                          (576)                1,481                                           905
    EMPLOYEE STOCK PURCHASE
       PLAN                                 (1,261)                2,908                                         1,647
AMORTIZATION OF UNEARNED
    DEFERRED COMPENSATION                                                   1,140                                1,140
CASH DIVIDENDS ($.20 PER
    SHARE)                                             (4,878)                                                  (4,878)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002     $  262    $40,917   $302,900   $(17,011) $(2,014)         $ (17,859)      $   307,195
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Belden Inc. (the Company) designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. The Company has manufacturing facilities in North America, Europe and Australia.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the Company and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In addition, the Consolidated Financial Statements include the operating results of each acquired operation from its respective acquisition date (Note 6).

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain intercompany transactions, are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Exchange gains and losses on transactions are included in operating earnings/(loss).

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

Reclassifications

Certain reclassifications have been made to the 2000 and 2001 Consolidated Financial Statements in order to conform to the 2002 presentation.

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts and other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents.

Trade Receivables and Related Allowances

The Company classifies amounts owed to the Company and due within twelve months, arising from the sale of goods or services in the normal course of business to an unrelated party, as trade receivables. Trade receivables due after twelve months are reclassified as other long-lived assets.

Interest charged on delinquent trade receivables is accrued but the income is deferred as a receivables allowance until the interest is collected.

The Company evaluates the collectibility of trade receivables based on the specific identification method. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. The Company recorded bad debt expense of $2.1 million, $8.9 million and $5.9 million in 2002, 2001 and 2000, respectively. Included in the 2001 expense was $8.4 million for an individual customer (value-added reseller) of the Communications segment that filed for bankruptcy. Included in the 2000 expense was $5.1 million for an individual customer (distributor) of the Electronics segment that filed for bankruptcy. The allowance for doubtful accounts at December 31, 2002 was $3.5 million. The Company does not anticipate that any other major customers will be unable to pay for outstanding receivables.

Inventories and Related Reserves

Inventories, including raw materials, work-in-process and finished goods, are carried at cost or, if lower, market value. Inventory values include direct material, direct labor and production overhead costs. On the basis of current costs, 65% and 71% of inventories in 2002 and 2001, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories were carried on the first-in, first-out (FIFO) method.

The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand, technological changes and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value. At December 31, 2002 and 2001, the Company had inventory reserves of $21.9 million and $10.4 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets ranging from ten to forty years for buildings, five to twelve years for machinery and equipment and five years for business information systems. Construction in process reflects amounts incurred for the configuration and build-out of property, plant and equipment and for property, plant and equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Costs, the Company capitalizes interest costs associated with the construction of capital assets for business operations and amortizes the costs over the assets' useful lives.

Amortizable Intangibles

The Company's one amortizable intangible, the preliminary fair value of a customer business relationship, is amortized on a straight-line basis over the ten-year estimated useful life of the asset. At December 31, 2002 the Company reported amortizable intangibles of $2.9 million. The Company had no amortizable intangibles at December 31, 2001.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset's quoted market price in an active market or, where an active market for the asset does not exist, the Company's best estimate of fair value based on either discounted cash flow analysis or present value analysis.

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and, prior to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, was amortized on a straight-line basis over an estimated useful life of 40 years. On January 1, 2002, the Company adopted the new rules of accounting under SFAS No.
142. As of December 31, 2002, and during the year then ended, the Company had no indefinite-lived intangible assets other than goodwill. Application of the nonamortization provision of SFAS No. 142 during the years ended December 31, 2001 and 2000 would have resulted in an increase in net income for those periods of $1.4 million ($2.1 million pretax), or $0.06 per diluted share and $1.4 million ($2.2 million pretax), or $0.06 per diluted share, respectively. The Electronics segment and the Communications segment reported goodwill, net of accumulated amortization, at December 31, 2002 in the amounts of $74.2 million and $2.5 million, respectively. There was no significant change in the allocation of goodwill by reportable segment between December 31, 2001 and December 31, 2002.

In accordance with SFAS 142, the Company continues to evaluate whether an event or change in circumstances indicates the carrying value of goodwill may not be recoverable. The Company bases its evaluation on such impairment indicators as the future economic benefit of goodwill and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of goodwill may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of goodwill. At December 31, 2002, carrying value of goodwill in the amount of $0.2 million related to the Company's Australia operation was deemed impaired and the associated loss was included as an other operating expense in the consolidated income statements. The remaining carrying value of goodwill at December 31, 2002 was deemed recoverable.

Revenue Recognition

Revenue is recognized in the period title to product passes to customers. The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Sales revenues are reduced when incentives or allowances are anticipated or projected. Revenues are reduced by recording a separate deduction in gross revenues. The Company follows guidance provided by Securities Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Abstract (EITF) No. 00-14, Accounting for Certain Sales Incentives.

Shipping and Handling Costs

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs totaling $5.8 million, $5.8 million and $5.9 million, respectively, were included in selling, general and administrative expenses.

Research and Development

Research and development expenditures are charged to expense as incurred. Expenditures for research and development sponsored by the Company were $7.6 million, $8.2 million and $7.7 million for 2002, 2001 and 2000, respectively.

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

Minimum Requirements Contracts

Amounts recognized under minimum requirements ("take-or-pay" or "sales incentive") contracts are classified in other operating earnings.

Stock-Based Compensation

The Company has two stock compensation plans--the Long-term Incentive Plan (Incentive Plan) and the Employee Stock Purchase Plan (Stock Purchase Plan).

Under the Incentive Plan, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. The Company accounts for stock options using the intrinsic value method provided in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plan. The Company accounts for restricted stock grants under APB No. 25 as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock.

Under the Stock Purchase Plan, all full-time employees and part-time employees who work 20 or more hours per week in Canada, Germany, the Netherlands and the United States receive the right to purchase a specified amount of common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. The Company accounts for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for purchase rights granted under the Stock Purchase Plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The effect on operating results of calculating the Company's stock compensation using the fair value method presented in SFAS No. 123 is as follows:

                                                     2002                        2001                      2000
                                 ---------------------------------------------------------------------------------
                                        AS                           As                            As
Years Ended December 31,           REPORTED       PRO FORMA    Reported        Pro forma     Reported    Pro forma
------------------------------------------------------------------------------------------------------------------
(in thousands, except per
share amounts)
Net income / (loss)              $ (15,893)       $ (18,395)   $ 30,958      $  28,233     $   52,843    $  48,896
Basic earnings / (loss) per      $    (.64)       $    (.74)   $   1.26      $    1.15     $     2.17    $    2.00
share
Diluted earnings / (loss) per
share                            $    (.64)       $    (.74)   $   1.25      $    1.14     $     2.14    $    1.98
------------------------------------------------------------------------------------------------------------------

The fair value of common stock options outstanding under the Incentive Plan and the fair value of stock purchase rights outstanding under the Stock Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model.

For the years ended December 31, 2002, 2001, and 2000, assumptions used in the determination of the fair value of the stock options and stock purchase rights include the following:

   Years Ended December 31,          2002            2001            2000
--------------------------------------------------------------------------
Dividend yield                       4.63%           4.09%           4.85%
Expected volatility                 28.37%          39.11%          43.03%
Expected option life (in years)      4.14            5.26            5.23
Risk free interest rate              3.41%           4.61%           4.54%
--------------------------------------------------------------------------

For the years ended December 31, 2002, 2001, and 2000, the weighted average per share fair value of options granted under the Incentive Plan was $4.45, $6.80, and $4.83, respectively. For the years ended December 31, 2002, 2001 and 2000, the weighted average per share value of purchase rights granted under the Stock Purchase Plan was $3.09, $4.19 and $5.78, respectively. The Black-Scholes option-pricing model was developed to estimate the fair value of market-traded options. Incentive stock options and stock purchase rights have certain characteristics, including vesting periods and non-transferability, which market-traded options do not possess. Due to the significant effect that changes in assumptions and differences in option and purchase right characteristics might have on the fair values of stock options and stock purchase rights, the models may not accurately reflect the fair values of the stock options and stock purchase rights.

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents. Neither capitalized interest costs nor interest income earned on cash equivalents are material.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable due to the recognition of revenues and expenses in different periods for income tax and financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. In the first quarter of 2001, the Company determined under APB No. 23, Accounting for Income Taxes - Special Areas, that undistributed earnings from its European and Australian subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

Financial Risk Management

The Company is exposed to various market risks such as changes in interest rates (Note 11), currency exchange rates and commodity pricing. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months.

Commodity Price Management

Certain raw materials used by the Company are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of the Company's commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business.

The Company is exposed to price risk related to its purchase of copper used in the manufacture of its products. The Company's copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices (Note 16). Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less.

The Company did not have any commodity price derivatives outstanding at December 31, 2002 and did not employ commodity price derivatives during the year then ended.

The Company is also exposed to price risk related to its purchase of selected petroleum-based commodities used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased price of petroleum and the current threat of war or terrorist activities. Historically, the Company has not used commodity financial instruments to hedge petroleum-based commodity prices. There is a modest correlation, primarily in the Communications segment, between petroleum-based commodity costs and the ultimate selling price of the product. Exposures to most changes in petroleum-based commodity costs remain unprotected.

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

The Company did not have any foreign currency derivatives outstanding at December 31, 2002 and did not employ foreign currency derivatives during the year then ended.

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

The Company's net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $107.0 million and $111.9 million at December 31, 2002 and 2001, respectively.

Impact of Pending Pronouncements

In June 2002, the Financial Accounting Standards Board (Board) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). Under EITF No. 94-3, liabilities for costs associated with exit or disposal activities could be recognized at the date of an entity's commitment to an exit plan. The Board concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, under SFAS No. 146, liabilities for costs associated with exit or disposal activities cannot be recognized until incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will apply the new rules of accounting under SFAS No. 146 beginning in the first quarter of 2003.

In October 2002, the Board issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, with disclosure requirements effective immediately. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide three alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The statement requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not require entities to record their employee stock-based awards using the fair value method. However, the statement does require disclosures for all entities with stock-based compensation regardless of whether they utilize the fair value method of accounting described in SFAS No. 123. The Company does not plan to utilize the fair value method of accounting, but has applied the new disclosure rules under SFAS No. 148.

NOTE 3:  SHARE INFORMATION

---------------------------------------------------------------------------------------------------------------
                                                                       Common Stock             Treasury Stock
---------------------------------------------------------------------------------------------------------------
(number of shares in thousands)
Balance at December 31, 1999                                               26,204                   (1,826)
Issuance of treasury stock
   Exercise of stock options                                                    -                       48
   Stock compensation                                                           -                        4
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                               26,204                   (1,774)
Issuance of treasury stock
   Exercise of stock options                                                    -                       80
   Stock compensation                                                           -                       66
   Employee stock purchase plan                                                 -                      185
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                               26,204                   (1,443)
ISSUANCE OF TREASURY STOCK
   EXERCISE OF STOCK OPTIONS                                                    -                       69
   STOCK COMPENSATION                                                           -                       89
   401(K) EMPLOYER CONTRIBUTIONS                                                -                       62
   EMPLOYEE STOCK PURCHASE PLAN                                                 -                      132
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                               26,204                   (1,091)
-----------------------------------------------------------------------------------------------------------------

NOTE 4:  EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

Years Ended December 31,                                      2002             2001           2000
----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Numerator:
   Income/(loss) before cumulative effect
     of change in accounting principle                    $ (15,893)        $ 31,209      $   52,843
   Net income/(loss)                                      $ (15,893)        $ 30,958      $   52,843
----------------------------------------------------------------------------------------------------
Denominator:
   Basic average shares outstanding                          24,763           24,499          24,405
   Effect of dilutive common
     stock equivalents                                            -              267             270
----------------------------------------------------------------------------------------------------
   Diluted average shares outstanding                        24,763           24,766          24,675
----------------------------------------------------------------------------------------------------
Basic earnings/(loss) per share
   before cumulative effect of change in
   accounting principle                                   $    (.64)        $   1.27      $     2.17
Basic earnings/(loss) per share                           $    (.64)        $   1.26      $     2.17
----------------------------------------------------------------------------------------------------
Diluted earnings/(loss) per share before
   cumulative effect of change in accounting
   principle                                               $   (.64)        $   1.26      $     2.14
Diluted earnings/(loss) per share                          $   (.64)        $   1.25      $     2.14
----------------------------------------------------------------------------------------------------

Due to the Company's net loss in 2002, it did not include any common stock equivalents in the fully diluted computation because they would have been antidilutive. In 2001 and 2000, the Company did not include 1.3 million and 0.9 million respective common stock equivalents in the fully diluted computations because they would have been antidilutive for the periods presented.

NOTE 5:  ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                            Unrealized
                                             Foreign        Gain/(Loss)                      Accumulated
                                            Currency           on               Minimum          Other
                                           Translation      Derivative          Pension      Comprehensive
(in thousands)                             Adjustments      Instruments        Liability         Loss
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $  (13,050)        $    -         $      -        $  (13,050)
      Current Period Change                    (8,883)             -                -            (8,883)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  (21,933)             -                -           (21,933)
      Current Period Change                    (2,541)          (245)          (1,906)           (4,692)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  (24,474)          (245)          (1,906)          (26,625)
      CURRENT PERIOD CHANGE                    21,357            245          (12,836)            8,766
----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002               $   (3,117)        $    -         $(14,742)       $  (17,859)
----------------------------------------------------------------------------------------------------------

NOTE 6:  ACQUISITIONS

During 2000 through 2002, the Company acquired the entities described below.

Each of these acquisitions was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their fair market value. Operating results of each acquisition are included in the Company's consolidated operating results since its respective acquisition date.

- On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments up to three years of as much as $6.7 million depending mainly on the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to its other facilities. The Company recorded $13.0 million as preliminary accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making these payments within one year of the acquisition date. NORCOM manufactures and markets metallic cable products primarily for the Canadian and United States communications markets.

- On April 3, 2000, the Company purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom (Manchester) for cash of $15.5 million. The Company recorded goodwill of $2.6 million related to the acquisition. Manchester manufactures and markets metallic cable products primarily for the British communications market and is the sole supplier of metallic communications cables to British Telecom.

NOTE 7:  INVENTORIES

December 31,                                       2002            2001
---------------------------------------------------------------------------
(in thousands)
Raw materials                                  $     22,988    $     25,246
Work-in-process                                      21,673          17,516
Finished goods                                      134,375         119,973
Perishable tooling and supplies                       4,887           4,319
---------------------------------------------------------------------------
     Gross inventories                              183,923         167,054
Excess of current standard
  costs over LIFO costs                              (5,596)         (5,830)
Obsolescence and other reserves                     (18,510)        (10,433)
---------------------------------------------------------------------------
     Net inventories                           $    159,817    $    150,791
---------------------------------------------------------------------------

NOTE 8:  PROPERTY, PLANT AND EQUIPMENT

December 31,                                       2002             2001
---------------------------------------------------------------------------
(in thousands)
Land and land improvements                     $     30,208    $     28,385
Buildings and leasehold improvements                110,175         121,374
Machinery and equipment                             456,113         420,892
Construction in process                              17,241          24,838
---------------------------------------------------------------------------
                                                    613,737         595,489
Accumulated depreciation                           (276,541)       (239,637)
---------------------------------------------------------------------------
                                               $    337,196    $    355,852
---------------------------------------------------------------------------

NOTE 9:  IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter of 2002, the Company formulated a plan to exit the production of certain products such as special wires for deflection coils used in televisions and CRTs; electrical cords for consumer products; galvanized wire for electronics assemblies; and long-line, single-mode fiber optic cable for the communications and CATV markets. In addition, the Company elected to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications. The Company also decided to dispose of certain real estate and buildings in order to rationalize production capabilities. The Company anticipates disposal of these assets within one year. In accordance with SFAS No. 144, the Company estimated the fair value of the assets based upon anticipated net proceeds from the sale of the equipment, buildings, and real estate and recognized an impairment loss of $32.7 million ($26.3 million net of tax benefit and the tax valuation allowance, or $1.05 per share) based on the difference between the carrying value of the assets and their fair value. This loss is included as an other operating expense on the consolidated income statements. The Electronics and Communications segments recognized impairment losses in the amounts of $17.5 million and $15.2 million, respectively.

NOTE 10:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

December 31,                                       2002          2001
-----------------------------------------------------------------------
(in thousands)
Trade accounts                                 $   53,505    $  43,034
Wages, severance and related taxes                 28,329        7,265
Employee benefits                                  19,655        7,291
Interest                                            4,895        5,381
Contingent acquisition price                        6,700            -
Other (individual items less than
  5% of total current liabilities)                 11,884       13,845
----------------------------------------------------------------------
                                               $  124,968    $  76,816
----------------------------------------------------------------------

At December 31, 2002, the Company accrued severance costs associated with announced manufacturing facility closings in Canada, Germany and Australia. The total severance accrued at December 31, 2002 was $19.6 million. Included in the accrual was $11.3 million related to the acquisition of NORCOM that was recorded incident to the purchase. The Company recorded severance costs in the amount of $8.3 million related to the closings in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) in 2002. Approximately 430 employees will be eligible for severance payments, subject to finalization of negotiations under collective bargaining agreements. The Company anticipates making all severance payments against these accruals within one year. Certain sales, marketing, customer service and distribution activities will continue at each location.

NOTE 11:  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

December 31,                                      2002          2001
------------------------------------------------------------------------
(in thousands)
Variable-rate bank revolving
     credit agreement, due 2004                $        -    $         -

Short-term borrowings
    effective interest rate 2.98%
    at December 31, 2001                                -         34,703

Medium-term notes, face amount
     of $75,000 due from 2005
     through 2009, effective interest
     rate 6.92%                                    75,000         75,000

Medium-term notes, face amount
     of $64,000 due 2004,
     effective interest rate 7.60%                 64,000         64,000

Medium-term notes, face amount
     of $44,000 due 2006,
     effective interest rate 7.75%                 44,000         44,000

Medium-term notes, face amount
     of $17,000 due 2009,
     effective interest rate 8.06%                 17,000         17,000

Interest rate swaps fair value                      3,242              -
------------------------------------------------------------------------
                                               $  203,242    $   234,703
------------------------------------------------------------------------

Medium-Term Notes

In 1999, the Company completed a private placement of $64.0, $44.0 and $17.0 million of unsecured medium-term notes. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth.

In 1997, the Company completed a private placement of $75.0 million of unsecured medium-term notes. The notes bear interest at 6.92% and mature 12 years from closing with an average life of 10 years. The agreement for the notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of debt, maintenance of maximum leverage ratio and minimum net worth.

Payments due on medium-term notes during each of the five years subsequent to December 31, 2002 are as follows:

(in thousands)
------------------------------------------
2003                           $        -
2004                               64,000
2005                               15,000
2006                               59,000
2007                               15,000
Thereafter                         47,000
-----------------------------------------
                               $  200,000
-----------------------------------------

Credit Agreement

The Company entered into a new credit agreement with a group of 7 banks in June 2001 (as amended from time to time, the New Credit Agreement). The New Credit Agreement originally provided for an aggregate $150.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The banks party to the New Credit Agreement can advance loans to the Company based on their respective commitments (syndicated loans). Syndicated loans accrue interest at the option of the Company at LIBOR plus 0.60% to 1.25%, or the higher of the prime rate or the federal funds rate plus 0.50%. The lead bank party to the New Credit Agreement can also advance loans to the Company up to an aggregate outstanding principal amount not exceeding $15 million (swing loans). Swing loans accrue interest at the higher of the prime rate or the federal funds rate plus 0.50%. A facility fee of 0.15% to 0.50% per annum is charged on the aggregate credit. The facility includes certain covenants, including maintenance of a maximum leverage ratio, maintenance of a minimum interest coverage ratio and maintenance of a minimum amount of consolidated tangible net worth. The New Credit Agreement replaced the $200.0 million credit agreement dated November 1996 between the Company and a group of 7 banks that would have expired in November 2001 (Old Credit Agreement). The Company cancelled the Old Credit Agreement in June 2001.

The Company entered into an amendment of the New Credit Agreement during the fourth quarter of 2002 that changed the leverage covenant from a debt-to-total capitalization test to a debt-to-earnings before interest, taxes, depreciation, and amortization (EBITDA) test, changed the interest coverage covenant from an earnings before interest and taxes-to-interest test to an EBITDA-to-interest test, and reduced the maximum amount available under the New Credit Agreement from $150.0 million to $100.0 million. The Company's performance for the year ended December 31, 2002 met the amended leverage and interest coverage covenants. At December 31, 2002, the Company had $39.1 million in borrowing capacity available under the Credit Agreement.

Short-Term Borrowings

The short-term borrowings at December 31, 2001, relate to unsecured, uncommitted arrangements with 8 banks under which the Company may borrow up to $104.5 million at prevailing interest rates. At December 31, 2001, these borrowings were reclassified to long-term debt, reflecting the Company's intention and ability to refinance the amounts during the next year on a long-term basis. At December 31, 2002, the Company had unsecured, uncommitted arrangements with 6 banks under which it may borrow up to $38.2 million at prevailing interest rates. At December 31, 2002, there were no outstanding borrowings under these arrangements.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of December 31, 2002, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at December 31, 2002 was $3.2 million.

Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.1 million pretax, or $0.03 per diluted share, were recorded as reductions to interest expense for the year ended December 31, 2002. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.47 percentage points for the year ended December 31, 2002. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 12:  INCOME TAXES

The net tax benefit of $3.9 million for the year ended December 31, 2002 resulted from a net loss before taxes and cumulative effect of change in accounting principle (CECAP) of $19.8 million. The Company's effective tax rate before asset impairment, severance and inventory obsolescence charges (Charges) was 32.0%. This rate was adjusted to 19.6% because of valuation allowances recorded against the foreign net operating loss carryforwards and deferred tax assets resulting from the Charges. Earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings the Company may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The Company is party to a Tax Sharing and Separation Agreement (Tax Agreement) with its former owner, Cooper Industries, Inc. (Cooper). The Tax Agreement requires the Company to pay Cooper most of the tax benefits resulting from basis adjustments arising from the Company's initial public offering on October 6, 1993. The effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax basis of the Company's assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for the years ended December 31, 2002, 2001 and 2000 by $1.2 million each year. Included in 2001 and 2000 taxes paid are $10.2 million and $8.7 million, respectively, paid to Cooper in accordance with the Tax Agreement. There were no payments to Cooper in 2002.

Years Ended December 31,                                 2002            2001             2000
--------------------------------------------------------------------------------------------------
(in thousands)
Income/(loss) before taxes and CECAP:
       United States operations                     $      3,911     $     31,546     $     70,001
       Foreign operations                                (23,689)          11,325           13,877
--------------------------------------------------------------------------------------------------
                                                    $    (19,778)    $     42,871     $     83,878
--------------------------------------------------------------------------------------------------
Income tax expense/(benefit):
    Currently payable/(receivable):
       United States federal                        $       (729)    $        253     $     17,600
       United States state and local                         489              (33)           3,596
       Foreign                                            (1,715)           1,798            3,120
--------------------------------------------------------------------------------------------------
                                                          (1,955)           2,018           24,316
    Deferred:
       United States federal                                (491)           7,333            4,688
       United States state and local                        (667)           1,132              294
       Foreign                                              (772)           1,179            1,737
--------------------------------------------------------------------------------------------------
                                                          (1,930)           9,644            6,719
--------------------------------------------------------------------------------------------------
Total income tax expense/(benefit)                  $     (3,885)    $     11,662     $     31,035
--------------------------------------------------------------------------------------------------

Years Ended December 31,                                  2002             2001             2000
--------------------------------------------------------------------------------------------------
Effective income tax rate reconciliation:
    United States federal statutory rate                  35.0%            35.0%            35.0%
    State and local income taxes                            .9              2.6              2.8
    Foreign income tax rate differences and other        (16.3)            (5.1)            (0.8)
    Favorable resolution of prior-period
    income tax contingency                                   -             (5.3)               -
--------------------------------------------------------------------------------------------------
    Effective income tax rate                             19.6%            27.2%            37.0%
--------------------------------------------------------------------------------------------------

December 31,                                           2002                     2001
--------------------------------------------------------------------------------------
(in thousands)
Components of deferred income tax balances:
    Deferred income tax liabilities, net:
       Plant, equipment and intangibles             $(86,687)                $ (80,070)
--------------------------------------------------------------------------------------
                                                     (86,687)                  (80,070)
--------------------------------------------------------------------------------------
    Deferred income tax assets:
       Postretirement benefits                        14,246                    10,456
       Reserves and accruals                          17,416                     7,078
       Plant and equipment impairment                  3,756                        -
       Net operating loss carryforwards            1,701                            -
       Valuation allowances                       (6,805)                           -
--------------------------------------------------------------------------------------
                                                      30,314                    17,534
--------------------------------------------------------------------------------------
Net deferred income tax liability                   $(56,373)                $ (62,536)
--------------------------------------------------------------------------------------

December 31,                                   2002                                    2001
----------------------------------------------------------------------------------------------------------
(in thousands)                CURRENT      NONCURRENT       TOTAL       Current     Noncurrent     Total
----------------------------------------------------------------------------------------------------------
Deferred income tax
  assets                      $15,097       $ 15,217      $  30,314     $ 7,078     $   10,456   $  17,534
Deferred income tax
  liabilities                       -        (86,687)       (86,687)          -        (80,070)    (80,070)
----------------------------------------------------------------------------------------------------------
                              $15,097       $(71,470)     $ (56,373)    $ 7,078     $  (69,614)  $ (62,536)
----------------------------------------------------------------------------------------------------------

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

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee's compensation and in certain plans a partial matching of employees' salary deferrals with Company common stock. Defined contribution expense for the years ended December 31, 2002, 2001 and 2000 was $4.9 million, $5.7 million and $6.2 million, respectively.

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

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over years ended December 31, 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001:

                                                               PENSION BENEFITS             OTHER BENEFITS
                                                            -------------------------------------------------
Years Ended December 31,                                      2002         2001          2002         2001
-------------------------------------------------------------------------------------------------------------
(in thousands)
Change in benefit obligation:
   Benefit obligation, beginning of year                    $(140,519)   $(133,418)   $ (18,215)   $ (18,133)
   Service cost                                                (6,670)      (5,942)         (32)         (31)
   Interest cost                                               (9,998)      (8,815)      (1,215)      (1,300)
   Plan participants' contributions                              (788)        (481)         (74)         (64)
   Amendments                                                      12            -            -          874
   Actuarial gain/(loss) and other                             (4,138)       3,216          (65)        (815)
   Assumption changes                                          (1,153)      (3,511)         (50)        (583)
   Plan change                                                      -            7            -            -
   Foreign currency exchange rate changes                      (9,307)       2,442            -            -
   Benefits paid                                                5,461        5,983        1,843        1,837
-------------------------------------------------------------------------------------------------------------
     Benefit obligation, end of year                        $(167,100)   $(140,519)   $ (17,808)   $ (18,215)
-------------------------------------------------------------------------------------------------------------

Change in plan assets:
   Fair value of plan assets, beginning of                  $ 122,797    $ 136,450    $       -    $       -
   year
   Actual return on plan assets                               (18,975)      (8,555)           -            -
   Employer contributions                                       8,046        2,476        1,769        1,773
   Plan participant contributions                                 788          481           74           64
   Foreign currency exchange rate changes                       7,504       (2,072)           -            -
   Benefits paid                                               (5,293)      (5,983)      (1,843)      (1,837)
-------------------------------------------------------------------------------------------------------------
     Fair value of plan assets, end of year                 $ 114,867    $ 122,797    $       -    $       -
-------------------------------------------------------------------------------------------------------------

Funded status:
   Funded status                                            $ (52,233)   $ (17,722)   $ (17,808)   $ (18,215)
   Unrecognized net actuarial (gain)/loss                      43,189        6,463        7,908        8,173
   Unrecognized prior service cost                               (222)        (249)        (832)      (1,538)
-------------------------------------------------------------------------------------------------------------
     Accrued benefit cost                                   $  (9,266)   $ (11,508)   $ (10,732)   $ (11,580)
-------------------------------------------------------------------------------------------------------------

Amounts recognized in the balance sheets
   Prepaid benefit cost                                     $   5,828    $   2,916    $       -    $       -
   Accrued benefit liability                                  (39,302)     (17,548)     (10,732)     (11,580)
   Noncurrent deferred taxes                                    9,466        1,218            -            -
   Additional minimum pension liability                        14,742        1,906            -            -
-------------------------------------------------------------------------------------------------------------
     Net amount recognized                                  $  (9,266)   $ (11,508)   $ (10,732)   $ (11,580)
-------------------------------------------------------------------------------------------------------------

The pension plans had projected benefit obligations in excess of plan assets. The net unfunded status of these plans was $52.2 million and $17.7 million at December 31, 2002 and 2001, respectively. The table below shows the components of the net unfunded status of these plans:

                                                        PENSION BENEFITS               OTHER BENEFITS
                                                --------------------------------------------------------
December 31,                                          2002             2001          2002           2001
--------------------------------------------------------------------------------------------------------
(in thousands)
Funded status of plans with projected benefit
   Benefit obligation, end of year              $   (167,100)     $  (140,519)        N/A            N/A
   Fair value of plan assets, end of year            114,867          122,797         N/A            N/A
--------------------------------------------------------------------------------------------------------
    Net unfunded status                         $    (52,233)     $   (17,722)        N/A            N/A
--------------------------------------------------------------------------------------------------------

Certain plans also had accumulated benefit obligations in excess of plan assets of $29.1 million and $6.3 million at December 31, 2002 and 2001, respectively. A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. As of December 31, 2002, the Company recorded a minimum pension liability of $24.4 million with offsets to noncurrent deferred taxes, other comprehensive income, and long-lived assets in the amounts of $9.5 million, $14.8 million, and $0.1 million, respectively.

                                                      PENSION BENEFITS                 OTHER BENEFITS
                                                   -------------------------------------------------------
December 31,                                        2002             2001            2002             2001
----------------------------------------------------------------------------------------------------------
(in thousands)
Weighted-average assumptions:
   Discount rate                                    6.5%             6.9%            7.0%             7.0%
   Expected return of plan assets                   8.6%             8.8%            N/A              N/A
   Rate of compensation increase                    4.4%             4.4%            N/A              N/A
----------------------------------------------------------------------------------------------------------

For measurement purposes, a 9.5% gross health care trend rate was used for benefits to be claimed in 2003. Trend rates were to decrease gradually to 5.5% in 2010 and remain at this level beyond.

The change in benefit obligation for pension and other benefits attributable to assumption changes for 2002 stems primarily from a decrease in the discount rates used in the computation of such benefits, partially offset by a decrease in the interest credit rate for the United States pension plan.

The change in benefit obligation for pension and other benefits attributable to assumptions changes for 2001 stems from a decrease in the discount rate used in the computation of such benefits for the United States pension plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in the assumed health care cost trend rates would have the following effects on 2002 expense and year-end liabilities:

(in thousands)                                             1% Increase       1% Decrease
----------------------------------------------------------------------------------------
Effect on total of service and interest cost components     $     70           $   (63)
Effect on postretirement benefit obligation                 $  1,102           $  (995)
----------------------------------------------------------------------------------------

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 2002, 2001 and 2000:

                                                       PENSION BENEFITS                           OTHER BENEFITS
                                           --------------------------------------------------------------------------------
Years Ended December 31,                      2002          2001          2000          2002          2001          2000
---------------------------------------------------------------------------------------------------------------------------
(in thousands)
Components of net periodic benefit cost:
   Service cost                            $    6,670    $    5,942    $    5,076    $       32    $       31    $       29
   Interest cost                                9,998         8,815         8,726         1,215         1,300         1,125
   Expected return on plan assets             (12,681)      (12,437)      (12,273)            -             -             -
   Amortization of prior service cost             (40)          (30)          (30)         (706)         (706)         (619)
   Net (gain)/loss recognition                     61          (937)       (1,062)          516           482           209
---------------------------------------------------------------------------------------------------------------------------
     Net periodic benefit cost             $    4,008    $    1,353    $      437    $    1,057    $    1,107    $      744
---------------------------------------------------------------------------------------------------------------------------

NOTE 14:  STOCK COMPENSATION PLANS

The Company has two stock compensation plans--the Long-term Incentive Plan (Incentive Plan) and the Employee Stock Purchase Plan (Stock Purchase Plan).

Incentive Plan

Under the Incentive Plan, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. Under the Incentive Plan, 3.8 million shares of Company common stock were originally reserved for issuance.

Options to purchase stock are granted at not less than fair market value, become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. As of December 31, 2002, options to purchase approximately 2.0 million shares of Company common stock were outstanding and vested.

The following table summarizes the Company's stock option activity and related information for the years ended December 31, 2002, 2001, and 2000:

   Years Ended December 31,                2002                    2001                    2000
------------------------------------------------------------------------------------------------------
(in thousands, except weighted                 WEIGHTED               Weighted                Weighted
average exercise price)                        AVERAGE                Average                 Average
                                               EXERCISE               Exercise                Exercise
                                   OPTIONS      PRICE       Options    Price        Options     Price
------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    2,556     $  26.33       2,243    $  26.56       1,756    $  27.60
Granted                               341        21.06         442       28.10         622       21.89
Exercised                             (73)       17.51         (80)      17.66         (49)      18.03
Canceled                              (83)       27.69         (49)      26.29         (86)      24.52
------------------------------------------------------------------------------------------------------
Outstanding at end of year          2,741     $  26.08       2,556    $  26.33       2,243    $  26.34
------------------------------------------------------------------------------------------------------
Exercisable at end of year          1,967     $  27.27       1,636    $  28.14       1,089    $  29.18
------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

(in thousands, except weighted
       average amounts)                  Options Outstanding                      Options Exercisable
---------------------------------------------------------------------------------------------------------
 Range of                        Weighted Average
 Exercise                           Remaining        Weighted Average                    Weighted Average
  Prices       Options           Contractual Life     Exercise Price         Options      Exercise Price
---------------------------------------------------------------------------------------------------------
$16 to 21         873               7.0 years            $  19.12               578          $  18.24
 21 to 27       1,042               7.4 years               23.64               563             22.99
 27 to 32         251               3.1 years               30.67               251             30.67
 32 to 37          64               4.2 years               35.19                64             35.19
 37 to 42         511               5.0 years               39.55               511             39.55
---------------------------------------------------------------------------------------------------------
$16 to 42       2,741               6.4 years            $  26.08             1,967          $  27.27
---------------------------------------------------------------------------------------------------------

The Company issued 5,000, 97,000, and 66,000 restricted stock awards to a number of its key employees in May 2002, February 2002, and February 2001, respectively. Participants receive a stated amount of the Company's common stock provided they remain employed with the Company for three years from the grant date.

The following tables summarize the Company's restricted stock award activity and related information for the years ended December 31, 2002 and 2001:

SHARES AND ACCUMULATED DIVIDENDS

--------------------------------------------------------------------------------------------------
Years Ended December 31,                             2002                        2001
--------------------------------------------------------------------------------------------------
                                                          ACCUMULATED                  Accumulated
(in thousands)                                 SHARES      DIVIDENDS      Shares        Dividends
--------------------------------------------------------------------------------------------------
Outstanding at beginning of period               66          $   13          -            $   -
Granted                                         102               5         66                3
Issued                                            -              27          -               10
Forfeited                                       (13)             (2)         -                -
--------------------------------------------------------------------------------------------------
Outstanding at end of period                    155          $   43         66            $  13
--------------------------------------------------------------------------------------------------

COMPENSATION

-----------------------------------------------------------------------------------------------------------
Years Ended December 31,                           2002                                   2001
-----------------------------------------------------------------------------------------------------------
                                       UNEARNED                               Unearned
                                       DEFERRED            COMPENSATION       Deferred        Compensation
(in thousands)                       COMPENSATION             EXPENSE       Compensation         Expense
-----------------------------------------------------------------------------------------------------------
Balance at beginning of period         $  1,233              $      -         $      -           $    -
Restricted stock awarded                  2,142                     -            1,741                -
Restricted stock forfeited                 (221)                  (89)               -                -
Amortization--2001 awards                  (555)                  555             (508)             508
Amortization--2002 awards                  (585)                  585                -                -
-----------------------------------------------------------------------------------------------------------
Balance at end of period               $  2,014              $  1,051         $  1,233           $  508
-----------------------------------------------------------------------------------------------------------

At December 31, 2002, 317,810 shares of Company common stock were available for future awards under the Incentive Plan.

Stock Purchase Plan

Under the Stock Purchase Plan, all full-time employees and part-time employees who work 20 or more hours per week in Canada, Germany, the Netherlands and the United States receive the right to purchase a specified amount of common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, 1.3 million shares of common stock were originally reserved for issuance.

With respect to the 1999 offering of the Stock Purchase Plan, on December 7, 2001 the Company sold 182,199 shares to 754 employees at $17.32 per share using existing treasury shares. With respect to the 2001 offering, on December 6, 2002 the Company sold 131,169 shares to 752 employees at $13.46 using existing treasury shares. With respect to the 2002 offering, at December 31, 2002, 1,115 participating employees had rights to acquire up to 193,671 shares of common stock at the lesser of $11.74 per share or 85% of the market price on the exercise date of December 5, 2003. At December 31, 2002, 395 thousand shares of Company common stock were available for future awards under the Stock Purchase Plan.

NOTE 15:  STOCKHOLDER RIGHTS PLAN

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

NOTE 16:  UNCONDITIONAL PURCHASE OBLIGATIONS

At December 31, 2002, the Company was not a party to any foreign currency exchange contracts. At December 31, 2002, the Company was committed to purchase approximately 11.0 million pounds of copper at an aggregate cost of $7.9 million. At December 31, 2002, there were unrealized losses of $0.2 million on these commitments. The commitments mature as follows:

(in millions)
------------------------------
Quarter 1, 2003         $  5.8
Quarter 2, 2003            2.1
Quarter 3, 2003              -
Quarter 4, 2003              -
Thereafter                   -
------------------------------

NOTE 17:  OPERATING LEASES

Operating lease expense incurred primarily for office space and machinery and equipment was $5.3 million, $4.5 million and $4.4 million in 2002, 2001 and 2000, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2002 are as follows:

(in thousands)
------------------------------
2003                 $   4,227
2004                     2,921
2005                     1,754
2006                       833
2007                       469
Thereafter                 259
------------------------------
                     $  10,463
------------------------------

NOTE 18:  MINIMUM REQUIREMENTS CONTRACTS

The Company has a contractual ("take-or-pay") agreement with a Communications segment customer that requires the customer to purchase minimum quantities of product from the Company or pay the Company compensation according to contractual terms through 2002.

- During 2002, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $8.1 million in other operating earnings that represented $9.5 million in "take-or-pay" compensation net of a $1.4 million charge to write off inventory reserved for the customer. This $9.5 million receivable as of December 31, 2002 was paid in January 2003.

- During 2001, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $8.3 million in other operating earnings as "take-or-pay" compensation. This $8.3 million receivable as of December 31, 2001 was paid in February 2002.

-    This contract terminated on December 31, 2002.

The Company has a second contractual ("sales incentive") agreement with the same Communications segment customer that requires the customer to purchase quantities of product from the Company generating at a minimum $3.0 million in gross profit per annum or pay the Company compensation according to contractual terms through 2005.

- During 2002, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as "sales incentive" compensation. This $3.0 million receivable as of December 31, 2002 was paid in January 2003.

- In February 2002, the customer prepaid $1.5 million of "sales incentive" compensation as required by the agreement. The Company recorded the $1.5 million received as deferred revenue in the financial statements.

NOTE 19: MAJOR CUSTOMERS, CONCENTRATIONS OF CREDIT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Major Customers

The following table presents revenues generated from sales to the Company's two major customers for the years ended December 31, 2002, 2001 and 2000.

YEARS ENDED DECEMBER 31,                2002                         2001                     2000
-----------------------------------------------------------------------------------------------------------
                                            PERCENT OF                   Percent of              Percent of
                                              TOTAL                        Total                   Total
(in thousands, except %data)   AMOUNT(1)     REVENUES        Amount       Revenues     Amount     Revenues
-----------------------------------------------------------------------------------------------------------
Customer 1                    $  133,110        16%        $  107,312       11%      $  163,564        14%
Customer 2                        93,505        11%           162,588       17%         142,401        12%
-----------------------------------------------------------------------------------------------------------

(1) The Electronics segment earned 93% of the 2002 revenues generated from the sale of products to Customer 1. The Communications segment earned the remaining 7% of 2002 revenues generated from the sale of products to this customer. The Communications segment earned 100% of the 2002 revenues generated from the sale of products to Customer 2.

Concentrations of Credit

The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 55% of revenues in both 2002 and 2001.

During 2002, the Company recorded total bad debt expense of $2.1 million. During 2001, the Company recorded total bad debt expense of $8.9 million. Included in this amount was $8.4 million related to a single financially troubled VAR that purchased Communications segment products. During 2000, the Company recorded total bad debt expense of $5.9 million. Included in this amount was $5.1 million related to a single failed North American distributor of Electronics segment products.

In December 2002, the Company recorded a $12.5 million receivable related to "take-or-pay" and "sales incentive" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2002; however, it was paid in January 2003. In December 2001, the Company recorded an $8.3 million receivable related to "take-or-pay" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2001; however, it was paid in February 2002.

The following table reflects those receivables that represented the only significant concentrations of credit to which the Company was exposed at December 31, 2002 and 2001. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

December 31,                                     2002                                     2001
-------------------------------------------------------------------------------------------------------------
                                                     PERCENT OF NET                           Percent of Net
(in thousands, except %data)          AMOUNT          RECEIVABLES           Amount             Receivables
-------------------------------------------------------------------------------------------------------------
Customer 1                          $  12,412              11%            $   11,314               11%
Customer 2                              6,147               6%                13,032               12%
-------------------------------------------------------------------------------------------------------------
Total                               $  18,559              17%            $   24,346               23%
-------------------------------------------------------------------------------------------------------------

At December 31, 2002, the Company had receivables in the amount of $4.2 million outstanding from a value-added reseller that purchases Communications segment products on an ongoing basis. Historically, this customer generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate swap agreements. At December 31, 2002 and 2001, the book values of cash and cash equivalents, trade receivables, trade payables and interest rate swap agreements are considered representative of their respective fair values. The book value of the Company's debt instruments at December 31, 2002 was $203.2 million. The fair value of the debt instruments at December 31, 2002 was approximately $214.6 million estimated on a discounted cash flow basis using current obtainable rates for similar financing.

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

NOTE 21: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments--the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM and communications applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold chiefly to Local Exchange Carriers (LECs) either directly or through value-added resellers designated by the LECs.

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

Business Segment Information

Year Ended December 31, 2002               ELECTRONICS      COMMUNICATIONS      OTHER       CONSOLIDATED
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
REVENUES TO THIRD PARTIES                   $  567,126        $   246,222      $      -       $  813,348
INTERSEGMENT REVENUES                            9,937              1,849       (11,786)               -
DEPRECIATION & AMORTIZATION                     25,847             13,538           266           39,651
OPERATING EARNINGS/(LOSS)                       11,315             (6,857)      (10,506)          (6,048)
INTEREST EXPENSE                                     -                  -        13,730           13,730
INCOME/(LOSS) BEFORE TAXES AND
  CECAP                                         11,315             (6,857)      (24,236)         (19,778)
IDENTIFIABLE ASSETS                            410,997            309,353        23,189          743,539
ACQUISITION OF PROPERTY, PLANT &
EQUIPMENT                                       18,584             22,595(1)          7           41,186
=========================================================================================================

(1) Includes $8,356 for acquired property, plant & equipment related to the NORCOM acquisition.

Year Ended December 31, 2001               Electronics      Communications      Other       Consolidated
---------------------------------------------------------------------------------------------------------
(in thousands)
Revenues to third parties                   $  635,630        $   332,739      $      -       $  968,369
Intersegment revenues                            7,848             12,279       (20,127)               -
Depreciation & amortization                     27,142             12,884           266           40,292
Operating earnings/(loss)                       61,925              6,283        (7,952)          60,256
Interest expense                                     -                  -        18,585           18,585
Income/(loss) before taxes and
  CECAP                                         63,125              6,283       (26,537)          42,871
Identifiable assets                            422,355            285,718        14,617          722,690
Acquisition of property, plant &
  equipment                                     19,902             17,168             2           37,072
=========================================================================================================

Year Ended December 31, 2000               Electronics      Communications      Other       Consolidated
---------------------------------------------------------------------------------------------------------
(in thousands)
Revenues to third parties                   $  808,337        $   360,918      $      -       $1,169,255
Intersegment revenues                            6,508             28,488       (34,996)               -
Depreciation & amortization                     26,099             11,190           246           37,535
Operating earnings/(loss)                       97,410             16,683       (10,108)         103,985
Interest expense                                     -                  -        20,107           20,107
Income/(loss) before taxes and
  CECAP                                         97,410             16,683       (30,215)          83,878
Identifiable assets                            481,012            304,805         9,951          795,768
Acquisition of property, plant &
  equipment                                     27,706             24,024(1)        319           52,049
=========================================================================================================

(1) Includes $17,919 for acquired property, plant & equipment related to the Manchester acquisition.

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

Years Ended December 31,      2002                             2001                              2000
------------------------------------------------------------------------------------------------------------------
                             PERCENT    LONG-                Percent     Long-                  Percent    Long-
COUNTRY &                      OF       LIVED                  of        Lived                    of       Lived
REGION            REVENUES   REVENUE    ASSETS     Revenues  Revenue     Assets     Revenues    Revenue    Assets
------------------------------------------------------------------------------------------------------------------
(in thousands)
UNITED STATES     $512,420     63%     $314,573    $642,464    66%      $329,004   $  800,717     68%     $330,922
EUROPE             174,048     21%       91,599     204,342    21%        87,314      231,325     20%       85,769
REST OF WORLD      126,880     16%       23,618     121,563    13%        22,842      137,213     12%       24,504
------------------------------------------------------------------------------------------------------------------
TOTAL             $813,348    100%     $429,790    $968,369   100%      $439,160   $1,169,255    100%     $441,195
==================================================================================================================


NOTE 22: QUARTERLY OPERATING RESULTS (UNAUDITED)

2002 (BY QUARTER)                                1                 2                  3             4
----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
REVENUES                                    $  207,075        $  207,689         $  199,514     $  199,070
GROSS PROFIT                                    32,473            36,545             33,969         20,025
OPERATING EARNINGS/(LOSS)                        5,581            10,383              7,257        (29,269)
NET INCOME/(LOSS)                                1,169             4,696              2,762        (24,520)

BASIC EARNINGS PER SHARE                    $      .05        $      .19         $      .11     $     (.99)
DILUTED EARNINGS PER SHARE                  $      .05        $      .19         $      .11     $     (.99)
==========================================================================================================

2001 (by quarter)                                1                 2                   3              4
-----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenues                                    $  259,482        $   254,209         $  243,436     $  211,242
Gross profit                                    49,309             47,234             42,067         30,296
Operating earnings                              21,086             19,584              6,204          3,382
Net income                                      11,215              9,595              3,761          6,387

Basic earnings per share                    $     0.46        $      0.39         $     0.15     $     0.26
Diluted earnings per share                  $     0.45        $      0.39         $     0.15     $     0.26
===========================================================================================================

NOTE 23:  BUSINESS DIVESTITURES

In February 2001, the Company completed the sale of its 70% ownership interest in MCTEC B.V. of Venlo, Netherlands (MCTEC) to STS Biopolymers Inc. The Company received cash proceeds of approximately $1.4 million and recorded a gain as a result of the transaction of approximately $1.2 million before tax or $0.8 million ($.03 per share--diluted) after tax. Operating earnings for MCTEC were $0.3 million for 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference to "Proposal No. 1, Election of Directors," as described in the Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to "Director Compensation," "Executive Compensation" and "Stock Performance Graph," as described in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to "Equity Compensation Plan Information," "Stock Ownership of Certain Beneficial Owners and Management," "Beneficial Ownership Table of Directors, Nominees and Executive Officers" and "Beneficial Ownership Table of Shareholders Owning more than Five Percent," as described in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  CONTROLS AND PROCEDURES

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

There were no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of the most recent evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1.  FINANCIAL STATEMENTS

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2002
              and December 31, 2001
         Consolidated Income Statements for Each of the Three Years
              in the Period Ended December 31, 2002
         Consolidated Cash Flow Statements for Each of the Three Years
              in the Period Ended December 31, 2002
         Consolidated Stockholders' Equity Statements for Each of the
              Three Years in the Period Ended December 31, 2002
         Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES

         II - Valuation and Qualifying Accounts

         All other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

     3. EXHIBITS The following exhibits are filed herewith or incorporated herein by reference. DOCUMENTS INDICATED BY AN ASTERISK (*) ARE FILED HEREWITH; DOCUMENTS INDICATED BY A DOUBLE ASTERISK IDENTIFY EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (iv) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (v) the "Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Non-Employee Director Stock Plan, File Number 333-11071, (vi) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (vii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280, (viii) the "Form 10-K 1999" are to the Belden Inc. Report on Form 10-K for 1999, File Number 1-12280,
(ix) the "Form 10-Q, First Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000, File Number 1-12280,
(x) the "Form 10-Q, Second Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000, File Number 1-12280,
(xi) the "Form 10-Q, Third Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, File Number 1-12280, (xii) the "Form 8-K, July 1999" are to the Belden Inc. Report on Form 8-K, filed with the Commission on July 12, 1999, (xiii) the "2000 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-

Term Incentive Plan, File Number 333-51088, (xiv) the "Form 10-Q, Second Quarter, 2001" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001, File Number 1-12280, (xv) the "Form 10-Q, Third Quarter, 2001" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001, File Number 1-12280, (xvi) the "Amendment to Form S-8" are to the Belden Inc. Post-Effective Amendment No. 2 of Registration Statement on Form S-8, filed in connection with the Belden Inc. Employee Stock Purchase Plan, as amended and restated as of August 15, 2001, File Number 033-66830, (xvii) the "2001 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden U.K. Employee Share Ownership Plan, File Number 333-75350, (xviii) the "Form 10-K 2001" are to the Belden Inc. Report on Form 10-K for 2001, File Number 1-12280, (xix) the "Form 10-Q, First Quarter, 2002" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002, File Number 1-12280, and (xx) the "Form 8-K, December 2002" are to the Belden Inc. Report on Form 8-K, filed with the Commission on December 23, 2002.

EXHIBIT NO.                        DESCRIPTION
       2.1     Agreement and Plan of Merger, dated May 21, 1999, among Belden
               Inc., Ashes Merger Corp., Cable Systems Holding Company, Cable
               Systems Holding, LLC, Citicorp Venture Capital, Ltd. and the
               other Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)

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

       4.5     First Amendment to Note Purchase Agreement listed above as
               Exhibit 4.4, dated as of September 1, 1999 (Exhibit 4.5 to Form
               10-K 1999)

       4.6     Amended and Restated Series 1997-A Guaranty of Belden Wire &
               Cable Company and Cable Systems International Inc. (now Belden
               Communications Company) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as
               Exhibit 4.5 (Exhibit 4.6 to Form 10-K 1999)

       4.7 Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, Principal Life Insurance Company, Commercial Union Life Insurance
               Company of America, State Farm Life Insurance Company, State Farm
               Life and Accident Assurance Company, Allstate Life

               Insurance Company, The Travelers Insurance Company, Primerica
               Life Insurance Company, First Trenton Indemnity Company, United of Omaha Life Insurance Company, American United Life Insurance
               Company, The State Life Insurance Company, Salkeld and Company,
               CIG and Company, Ameritas Variable Life Insurance Company,
               Ameritas Life Insurance Corporation, The Canada Life Assurance
               Company, Canada Life Insurance Company of America, Canada Life
               Insurance Company of New York, Modern Woodmen of America, Woodmen
               Accident and Life Company, Swanbird and Company and Clarica Life
               Insurance Company (Exhibit 4.7 to Form 10-K 1999)

       4.8     Guaranty of Belden Wire & Cable Company and Cable Systems
               International Inc. (now Belden Communications Company) dated as of September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.7 (Exhibit 4.8 to Form 10-K 1999)

      10.1     Asset Transfer Agreement by and between Cooper Industries, Inc.
               and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)

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

    **10.6     Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

    **10.7     Amendment to Non-Employee Director Stock Plan (Exhibit 10.7
               to Form 10-K 1999)

    **10.8     Change of Control Employment Agreements, dated as of July 31,
               2001, between Belden Inc. and each of C. Baker Cunningham,
               Richard K. Reece, Peter J. Wickman, Cathy O. Staples and Kevin L.
               Bloomfield (Exhibit 10.1 to Form 10-Q, Third Quarter, 2001)

    **10.9     Change of Control Employment Agreement, dated as of April
               15, 2002, between Belden Inc. and D. Larrie Rose, and Change of
               Control Employment Agreement, dated as of May 13, 2002, between
               Belden Inc. and Robert W. Matz (Exhibit 10.5 to Form 8-K,
               December 2002)

* ** 10.10     Change of Control Employment Agreement, dated as of
               February 17, 2003, between Belden Inc. and Stephen H. Johnson

  ** 10.11     Letter Agreement dated April 15, 2002 between Belden Inc.
               and Richard K. Reece (Exhibit 10.4 to Form 8-K, December 2002)

  ** 10.12 Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between Belden Wire & Cable Company and Bankers Trust Company
               (Exhibit 10.8 to Form 10-K 1997)

  ** 10.13     Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 2000
               Form S-8)

* ** 10.14     Belden Inc. Long-Term Cash Performance Plan

* ** 10.15     Belden Inc. Annual Cash Incentive Plan

   * 10.16     Belden Wire & Cable Company Retirement Savings Plan

  ** 10.17 Belden Inc. Employee Stock Purchase Plan, as amended and restated as of August 15, 2001 (Exhibit 99.1 to
               Amendment to Form S-8)

     10.18     Belden U.K. Employee Share Ownership Plan (Exhibit 4.6 to 2001
               Form S-8)

  ** 10.19     Belden Wire & Cable Company Supplemental Excess Defined
               Benefit Plan, as amended and restated as of January 1, 1998
               (Exhibit 10.14 to Form 10-K 2001)

  ** 10.20     First Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Benefit Plan (Exhibit 10.15 to Form 10-K 2001)

* ** 10.21     Second Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Benefit Plan

  ** 10.22     Belden Wire & Cable Company Supplemental Excess Defined
               Contribution Plan, as amended and restated as of January 1, 1998
               (Exhibit 10.16 to Form 10-K 2001)

  ** 10.23     First Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Contribution Plan (Exhibit 10.17 to Form 10-K
               2001)

* ** 10.24     Second Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Contribution Plan

  ** 10.25 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993 (Exhibit 10.10 to Form 10-Q)

  ** 10.26     Indemnification Agreements between Belden Inc. and each of
               Christopher I. Byrnes and Bernard G. Rethore dated as of November
               14, 1995 and February 27, 1997, respectively (Exhibit 10.15 to
               Form 10-K 1997)

  ** 10.27 Indemnification Agreement, dated as of August 16, 1997, between Belden Inc. and Cathy O. Staples (Exhibit 10.2 to Form
               10-Q, First Quarter, 1998)

  ** 10.28     Indemnification Agreements, dated as of May 4, 2000, between
               Belden Inc. and each of John M. Monter and Whitson Sadler
               (Exhibit 10.1 to Form 10-Q, First Quarter, 2000)

  ** 10.29     Indemnification Agreement, dated as of July 3, 2000, between
               Belden Inc. and Stephen H. Johnson (Exhibit 10.1 to Form 10-Q,
               Second Quarter, 2000)

  ** 10.30     Indemnification Agreement, dated as of August 17, 2000, between
               Belden Inc. and Arnold W. Donald (Exhibit 10.1 to Form 10-Q,
               Third Quarter, 2000)

  ** 10.31     Indemnification Agreement, dated as of July 23, 1999, between
               Belden Inc. and Robert W. Matz (Exhibit 10.6 to Form 8-K,
               December 2002)

     10.32     Credit Agreement, dated as of June 21, 2001, among Belden Inc.;
               Wachovia Bank, N.A.; SunTrust Bank; U.S. Bank National
               Association; ING Bank N.V., Venlo Branch; Comerica Bank; The
               Northern Trust Company and Mizuho Corporate Bank, Ltd. (Exhibit
               10.1 to Form 10-Q, Second Quarter, 2001)

     10.33     First Amendment to Credit Agreement dated as of October 31, 2001
               (Exhibit 10.26 to Form 10-K 2001)

     10.34     Second Amendment to Credit Agreement dated as of February 28,
               2002 (Exhibit 10.1 to Form 10-Q, First Quarter, 2002)

     10.35     Third Amendment to Credit Agreement dated as of September 9, 2002
               (Exhibit 10.1 to Form 8-K, December 2002)

     10.36     Fourth Amendment to Credit Agreement dated as of September 27,
               2002 (Exhibit 10.2 to Form 8-K, December 2002)

     10.37     Fifth Amendment to Credit Agreement dated as of December 20, 2002
               (Exhibit 10.3 to Form 8-K, December 2002)

     10.38     Guaranty Agreement of Belden Communications Company and Belden
               Wire & Cable Company dated as of June 21, 2001, pertaining to the
               Credit Agreement listed above as Exhibit 10.32 (Exhibit 10.27 to
               Form 10-K 2001)

     10.39     First Amendment to Guaranty Agreement dated as of February 28,
               2002 (Exhibit 10.2 to Form 10-Q, First Quarter, 2002)

    * 21.1     List of Subsidiaries of Belden Inc.

    * 23.1     Consent of Ernst & Young LLP

    * 24.1     Powers of Attorney from Members of the Board of Directors of
               Belden Inc.

    * 99.1     Certificate of the Chief Executive Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * 99.2     Certificate of the Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Belden Inc., Attention: Secretary
                           7701 Forsyth Boulevard, Suite 800
                           St. Louis, Missouri 63105

(b) REPORTS ON FORM 8-K. One report on Form 8-K was filed during the last quarter of 2002. Such report on Form 8-K was dated and filed December 23, 2002, and the only item reported was Item 7 (Financial Statements and Exhibits), which set forth certain exhibits.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS           DEDUCTIONS
                                                         ----------------------------------------
                                                         CHARGED TO
                                            BEGINNING    COSTS AND                                   ENDING
(in thousands)                               BALANCE      EXPENSES    ACQUISITIONS   WRITE OFFS      BALANCE
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Allowance for doubtful accounts             $   1,267     $  5,715      $     18      $     328     $   6,672
                                            -----------------------------------------------------------------

Inventory obsolescence and other reserves   $   4,449     $  5,936      $  2,839      $   2,409     $  10,815
                                            -----------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2001

Allowance for doubtful accounts             $   6,672     $  9,287      $      -      $     610     $  15,349
                                            -----------------------------------------------------------------

Inventory obsolescence and other reserves   $  10,815     $  5,928      $      -      $   6,310     $  10,433
                                            -----------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS             $  15,349     $  2,268      $      -      $  14,140     $   3,477
                                            -----------------------------------------------------------------

INVENTORY OBSOLESCENCE AND OTHER
RESERVES                                    $  10,433     $  9,545      $  3,527      $   4,995     $  18,510
                                            -----------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BELDEN INC.

                                      By /s/ C. BAKER CUNNINGHAM
                                         ----------------------------------
                                             C. Baker Cunningham
                                             Chairman of the Board, President,
Date: March 11, 2003                         Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. BAKER CUNNINGHAM             President, Chairman of the Board         March 11, 2003
-----------------------------        Chief Executive Officer and Director
C. Baker Cunningham

/s/ RICHARD K. REECE                Vice President, Finance,                 March 11, 2003
-----------------------------        and Chief Financial Officer
Richard K. Reece                     (Mr. Reece also is the Company's
                                     Chief Accounting Officer)

/s/  LORNE D. BAIN*                 Director                                 March 11, 2003
-----------------------------
Lorne D. Bain

/s/  JOHN M. MONTER*                Director                                 March 11, 2003
-----------------------------
John M. Monter

/s/  WHITSON SADLER*                Director                                 March 11, 2003
-----------------------------
Whitson Sadler

/s/  BERNARD G. RETHORE*            Director                                 March 11, 2003
-----------------------------
Bernard G. Rethore

/s/  ARNOLD W. DONALD*              Director                                 March 11, 2003
-----------------------------
Arnold W. Donald

/s/  CHRISTOPHER I. BYRNES*         Director                                 March 11, 2003
-----------------------------
Christopher I. Byrnes

/s/  C. BAKER CUNNINGHAM
-----------------------------------------
*By C. Baker Cunningham, Attorney-in-fact

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, C. Baker Cunningham, certify that:

1.   I have reviewed this annual report on Form 10-K of Belden Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 11, 2003

                                      /s/ C. BAKER CUNNINGHAM
                                      ------------------------------------------
                                      C. Baker Cunningham
                                      Chairman of the Board, President and Chief
                                      Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard K. Reece, certify that:

1.   I have reviewed this annual report on Form 10-K of Belden Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 11, 2003

                            /s/ RICHARD K. REECE
                            ---------------------------------------------------
                            Richard K. Reece
                            Vice President, Finance and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                           Description
       2.1     Agreement and Plan of Merger, dated May 21, 1999, among
               Belden Inc., Ashes Merger Corp., Cable Systems Holding Company,
               Cable Systems Holding, LLC, Citicorp Venture Capital, Ltd. and
               the other Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)

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

       4.5     First Amendment to Note Purchase Agreement listed above as
               Exhibit 4.4, dated as of September 1, 1999 (Exhibit 4.5 to Form
               10-K 1999)

       4.6     Amended and Restated Series 1997-A Guaranty of Belden Wire &
               Cable Company and Cable Systems International Inc. (now Belden
               Communications Company) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as
               Exhibit 4.5 (Exhibit 4.6 to Form 10-K 1999)

       4.7     Note Purchase Agreement, dated as of September 1, 1999,
               providing for $125,000,000 aggregate principal amount of Senior
               Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and
               $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, Principal Life Insurance Company, Commercial Union
               Life Insurance Company of America, State Farm Life Insurance
               Company, State Farm Life and Accident Assurance Company, Allstate
               Life Insurance Company, The Travelers Insurance Company,
               Primerica Life Insurance Company, First Trenton Indemnity
               Company, United of Omaha Life Insurance Company, American United
               Life Insurance Company, The State Life Insurance Company, Salkeld
               and Company, CIG and Company, Ameritas Variable Life Insurance
               Company, Ameritas Life Insurance Corporation, The Canada Life
               Assurance Company, Canada Life Insurance Company of America,
               Canada Life Insurance Company of New York, Modern Woodmen of
               America, Woodmen Accident and Life Company, Swanbird and Company
               and Clarica Life Insurance Company (Exhibit 4.7 to Form 10-K
               1999)

       4.8     Guaranty of Belden Wire & Cable Company and Cable Systems
               International Inc. (now Belden Communications Company) dated as of September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.7 (Exhibit 4.8 to Form 10-K 1999)

      10.1     Asset Transfer Agreement by and between Cooper Industries, Inc.
               and Belden Wire & Cable Company, with schedules and exhibits thereto (Exhibit 10.1 to Form 10-Q)

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

   ** 10.6     Non-Employee Director Stock Plan (Exhibit 4.5 to Form S-8)

   ** 10.7     Amendment to Non-Employee Director Stock Plan (Exhibit 10.7 to
               Form 10-K 1999)

   ** 10.8     Change of Control Employment Agreements, dated as of July
               31, 2001, between Belden Inc. and each of C. Baker Cunningham,
               Richard K. Reece, Peter J. Wickman, Cathy O. Staples and Kevin L.
               Bloomfield (Exhibit 10.1 to Form 10-Q, Third Quarter, 2001)

   ** 10.9     Change of Control Employment Agreement, dated as of April
               15, 2002, between Belden Inc. and D. Larrie Rose, and Change of
               Control Employment Agreement, dated as of May 13, 2002, between
               Belden Inc. and Robert W. Matz (Exhibit 10.5 to Form 8-K,
               December 2002)

* ** 10.10     Change of Control Employment Agreement, dated as of February 17,
               2003, between Belden Inc. and Stephen H. Johnson

  ** 10.11     Letter Agreement dated April 15, 2002 between Belden Inc. and
               Richard K. Reece (Exhibit 10.4 to Form 8-K, December 2002)

  ** 10.12     Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
               Belden Wire & Cable Company and Bankers Trust Company (Exhibit
               10.8 to Form 10-K 1997)

  ** 10.13     Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 2000
               Form S-8)

* ** 10.14     Belden Inc. Long-Term Cash Performance Plan

* ** 10.15     Belden Inc. Annual Cash Incentive Plan

   * 10.16     Belden Wire & Cable Company Retirement Savings Plan

  ** 10.17 Belden Inc. Employee Stock Purchase Plan, as amended and restated as of August 15, 2001 (Exhibit 99.1 to Amendment to Form S-8)

     10.18     Belden U.K. Employee Share Ownership Plan (Exhibit 4.6 to 2001
               Form S-8)

  ** 10.19     Belden Wire & Cable Company Supplemental Excess Defined Benefit
               Plan, as amended and restated as of January 1, 1998 (Exhibit
               10.14 to Form 10-K 2001)

  ** 10.20     First Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Benefit Plan (Exhibit 10.15 to Form 10-K 2001)

* ** 10.21     Second Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Benefit Plan

  ** 10.22     Belden Wire & Cable Company Supplemental Excess Defined
               Contribution Plan, as amended and restated as of January 1, 1998
               (Exhibit 10.16 to Form 10-K 2001)

  ** 10.23     First Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Contribution Plan (Exhibit 10.17 to Form 10-K
               2001)

* ** 10.24     Second Amendment to Belden Wire & Cable Company Supplemental
               Excess Defined Contribution Plan

  ** 10.25 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993 (Exhibit 10.10 to Form 10-Q)

  ** 10.26     Indemnification Agreements between Belden Inc. and each of
               Christopher I. Byrnes and Bernard G. Rethore dated as of
               November 14, 1995 and February 27, 1997, respectively (Exhibit
               10.15 to Form 10-K 1997)

  ** 10.27     Indemnification Agreement, dated as of August 16, 1997, between
               Belden Inc. and Cathy O. Staples (Exhibit 10.2 to Form 10-Q,
               First Quarter, 1998)

  ** 10.28     Indemnification Agreements, dated as of May 4, 2000, between
               Belden Inc. and each of John M. Monter and Whitson Sadler
               (Exhibit 10.1 to Form 10-Q, First Quarter, 2000)

  ** 10.29     Indemnification Agreement, dated as of July 3, 2000, between
               Belden Inc. and Stephen H. Johnson (Exhibit 10.1 to Form 10-Q,
               Second Quarter, 2000)

  ** 10.30     Indemnification Agreement, dated as of August 17, 2000, between
               Belden Inc. and Arnold W. Donald (Exhibit 10.1 to Form 10-Q,
               Third Quarter, 2000)

  ** 10.31     Indemnification Agreement, dated as of July 23, 1999, between
               Belden Inc. and Robert W. Matz (Exhibit 10.6 to Form 8-K,
               December 2002)

     10.32     Credit Agreement, dated as of June 21, 2001, among Belden
               Inc.; Wachovia Bank, N.A.; SunTrust Bank; U.S. Bank National
               Association; ING Bank N.V., Venlo Branch; Comerica Bank; The
               Northern Trust Company and Mizuho Corporate Bank, Ltd. (Exhibit
               10.1 to Form 10-Q, Second Quarter, 2001)

     10.33     First Amendment to Credit Agreement dated as of October 31,
               2001 (Exhibit 10.26 to Form 10-K 2001)

     10.34     Second Amendment to Credit Agreement dated as of February 28,
               2002 (Exhibit 10.1 to Form 10-Q, First Quarter, 2002)

     10.35     Third Amendment to Credit Agreement dated as of September
               9, 2002 (Exhibit 10.1 to Form 8-K, December 2002)

     10.36     Fourth Amendment to Credit Agreement dated as of September 27,
               2002 (Exhibit 10.2 to Form 8-K, December 2002)

     10.37     Fifth Amendment to Credit Agreement dated as of December 20, 2002
               (Exhibit 10.3 to Form 8-K, December 2002)

     10.38     Guaranty Agreement of Belden Communications Company and Belden
               Wire & Cable Company dated as of June 21, 2001, pertaining to the
               Credit Agreement listed above as Exhibit 10.32 (Exhibit 10.27 to
               Form 10-K 2001)

     10.39     First Amendment to Guaranty Agreement dated as of February 28,
               2002 (Exhibit 10.2 to Form 10-Q, First Quarter, 2002)

    * 21.1     List of Subsidiaries of Belden Inc.

    * 23.1     Consent of Ernst & Young LLP

    * 24.1     Powers of Attorney from Members of the Board of Directors of
               Belden Inc.

    * 99.1     Certificate of the Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    * 99.2     Certificate of the Chief Financial Officer pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith. Documents not indicated by an asterisk (*) are incorporated herein by reference.