Form 10-Q
period 2003-03-31
BELDEN INC
filed 2003-05-14
CIK 910134

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |X| No | |

      Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 13, 2003: 25,333,274 shares


================================================================================
Exhibit Index on Page 27                                            Page 1 of 30

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,   December 31,
                                                                                            2003          2002
                                                                                       ---------   -----------
(in thousands)                                                                        (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                          $  30,901    $  19,409
    Receivables                                                                          111,006      109,180
    Inventories                                                                          157,540      159,817
    Income taxes receivable                                                                1,945        2,428
    Deferred income taxes                                                                 15,392       15,097
    Other current assets                                                                   6,143        7,818
                                                                                       ---------    ---------
       Total current assets                                                              322,927      313,749
Property, plant and equipment, less accumulated depreciation                             333,406      337,196
Goodwill and other intangibles, less accumulated amortization                             79,553       79,588
Other long-lived assets                                                                    8,727       13,006
                                                                                       ---------    ---------
                                                                                       $ 744,613    $ 743,539
                                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                           $ 127,512    $ 124,968
    Income taxes payable                                                                      --           --
                                                                                       ---------    ---------
       Total current liabilities                                                         127,512      124,968
Long-term debt                                                                           202,648      203,242
Postretirement benefits other than pensions                                               10,646       10,732
Deferred income taxes                                                                     71,835       71,470
Other long-term liabilities                                                               26,630       25,932
Stockholders' equity
    Preferred stock                                                                           --           --
    Common stock                                                                             262          262
    Additional paid-in capital                                                            40,035       40,917
    Retained earnings                                                                    299,340      302,900
    Accumulated other comprehensive loss                                                 (17,521)     (17,859)
    Unearned deferred compensation                                                        (2,908)      (2,014)
    Treasury stock                                                                       (13,866)     (17,011)
                                                                                       ---------    ---------
       Total stockholders' equity                                                        305,342      307,195
                                                                                       ---------    ---------
                                                                                       $ 744,613    $ 743,539
                                                                                       =========    =========

See accompanying notes

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

Three Months Ended March 31,                               2003         2002
                                                      ---------    ---------
(in thousands, except per share data)
Revenues                                              $ 196,309    $ 207,075
Cost of sales                                           169,277      174,602
                                                      ---------    ---------
    Gross profit                                         27,032       32,473
Selling, general and administrative expenses             27,198       26,892
                                                      ---------    ---------
    Operating earnings/(loss)                              (166)       5,581
Interest expense                                          3,214        3,836
                                                      ---------    ---------
    Income/(loss) before taxes                           (3,380)       1,745
Income tax (benefit)/expense                             (1,082)         576
                                                      ---------    ---------
    Net income/(loss)                                 $  (2,298)   $   1,169
                                                      =========    =========
Basic average shares outstanding                         25,193       24,707
Basic earnings/(loss) per share                       $    (.09)   $     .05
                                                      =========    =========
Diluted average shares outstanding                       25,193       24,983
Diluted earnings/(loss) per share                     $    (.09)   $     .05
                                                      =========    =========
Dividends declared per share                          $     .05    $     .05

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

Three Months Ended March 31,                                                                   2003        2002
                                                                                           --------    --------
(in thousands)
Cash flows from operating activities
    Net income/(loss)                                                                      $ (2,298)   $  1,169
    Adjustments to reconcile net income/(loss) to net cash provided by operating activities
       Depreciation and amortization                                                          9,142       9,743
       Asset impairment charges                                                                  23          --
       Deferred income tax provision                                                             --          --
       Retirement savings plan contributions                                                    959          --
       Amortization of unearned deferred compensation                                           350         228
       Changes in operating assets and liabilities (1)
          Receivables                                                                         1,758     (12,104)
          Inventories                                                                         3,942      (1,124)
          Accounts payable and accrued liabilities                                             (146)     24,261
          Current and deferred income taxes, net                                                629      13,100
          Other assets and liabilities, net                                                   2,299      (1,520)
                                                                                           --------    --------
              Net cash provided by operating activities                                      16,658      33,753
Cash flows from investing activities
    Capital expenditures                                                                     (4,202)     (7,890)
    Proceeds from disposal of long-lived assets                                                  55          25
                                                                                           --------    --------
              Net cash used for investing activities                                         (4,147)     (7,865)
Cash flows from financing activities
    Net payments under long-term credit facility and credit agreements                           --     (15,891)
    Proceeds from employee stock purchase plan settlement                                        60          --
    Proceeds from exercise of stock options                                                      --         589
    Cash dividends paid                                                                      (1,262)     (1,252)
                                                                                           --------    --------
              Net cash used for financing activities                                         (1,202)    (16,554)
Effect of exchange rate changes on cash and cash equivalents                                    183         (57)
                                                                                           --------    --------
Increase in cash and cash equivalents                                                        11,492       9,277
Cash and cash equivalents, beginning of period                                               19,409       2,799
                                                                                           --------    --------
Cash and cash equivalents, end of period                                                   $ 30,901    $ 12,076
                                                                                           ========    ========
Supplemental cash flow information
    Income tax refunds received                                                            $  2,034    $ 14,578
    Income taxes paid                                                                          (293)     (1,314)
    Interest paid, net of amount capitalized                                                 (7,394)     (7,335)
                                                                                           ========    ========

See accompanying notes.

(1)   Net of the effects of exchange rate changes and acquired businesses.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

                                                                                                            Accumulated
                                                                                               Unearned           Other
                                                  Common   Paid-In   Retained   Treasury       Deferred   Comprehensive
                                                   Stock   Capital   Earnings      Stock   Compensation            Loss       Total
                                                   -----   -------   --------   --------   ------------   -------------       -----
(in thousands)
Balance at December 31, 2001                        $262   $43,773   $323,671   ($25,603)       ($1,233)       ($26,625)   $314,245

Net income                                                              1,169                                                 1,169

Foreign currency translation adjustments                                                                           (601)       (601)

Unrealized loss on derivative instruments                                                                           245         245
                                                                                                                           ---------

Comprehensive income                                                                                                            813

Issuance of treasury stock
Exercise of stock options                                     (308)                  897                                        589
Stock compensation                                            (485)                2,468         (1,983)                         -
Employee stock purchase plan                                    31                   (88)                                       (57)

Amortization of unearned deferred compensation                                                      228                         228

Cash dividends ($.05 per share)                                        (1,252)                                               (1,252)
                                                    ----   -------   --------   --------        -------        --------    --------
Balance at March 31, 2002                           $262   $43,011   $323,588   ($22,326)       ($2,988)       ($26,981)   $314,566
                                                    ====   =======   ========   ========        =======        ========    ========

Balance at December 31, 2002                        $262   $40,917   $302,900   ($17,011)       ($2,014)       ($17,859)   $307,195

Net loss                                                               (2,298)                                               (2,298)

Foreign currency translation adjustments                                                                            402         402

Minimum pension liability adjustments                                                                               (64)        (64)
                                                                                                                           ---------

Comprehensive loss                                                                                                           (1,960)

Issuance of treasury stock
Stock compensation                                            (490)                1,734         (1,244)                         -
Employee stock purchase plan                                   (16)                   76                                         60
Retirement savings plan contributions                         (376)                1,335                                        959

Amortization of unearned deferred compensation                                                      350                         350

Cash dividends ($.05 per share)                                        (1,262)                                               (1,262)
                                                    ----   -------   --------   --------        -------        --------    --------
Balance at March 31, 2003                           $262   $40,035   $299,340   ($13,866)       ($2,908)       ($17,521)   $305,342
                                                    ====   =======   ========   ========        =======        ========    ========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2002 and December 31, 2001 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Reclassifications

Certain reclassifications have been made to the 2002 Consolidated Financial Statements in order to conform to the 2003 presentation.

ACQUISITIONS

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly of the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to other Company facilities. The Company recorded preliminary accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making substantially all payments against these accruals within one year of the acquisition date. NORCOM manufactures and markets metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.

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

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company's stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

Three Months Ended March 31,                                     2003         2002
                                                            ---------    ---------
(in thousands, except per share amounts)
AS REPORTED
  Stock-based employee compensation cost, net of tax        $     238    $     153
  Net income/(loss)                                            (2,298)       1,169
  Basic earnings/(loss) per share                                (.09)         .05
  Diluted earnings/(loss) per share                              (.09)         .05

PRO FORMA
  Stock-based employee compensation cost, net of tax        $     724    $     676
  Net income/(loss)                                            (2,784)         646
  Basic earning/(loss) per share                                 (.11)         .03
  Diluted earnings/(loss) per share                              (.11)         .03

The fair value of common stock options outstanding under the Incentive Plan and the fair value of stock purchase rights outstanding under the Stock Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model.

For the three-month periods ended March 31, 2003 and 2002, weighted average assumptions used to determine the fair values of the stock options and stock purchase rights granted during each period included the following:

Three Months Ended March 31,                                     2003        2002
                                                                -----        ----
Dividend yield                                                  10.70%       6.71%
Expected volatility                                              27.7%       39.2%
Expected life (in years)                                          7.0         7.0
Risk free interest rate                                          3.40%       4.59%

For the three-month periods ended March 31, 2003 and 2002, the weighted average per share fair value of options granted under the Incentive Plan and purchase rights granted under the Stock Purchase Plan during each period were as follows:

Three Months Ended March 31,                                   2003           2002
                                                            --------    ----------
Incentive Plan                                              $   5.93    $     4.42
Stock Purchase Plan                                         $     --    $       --

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

Shipping and Handling Costs

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs totaling $1.6 million and $1.7 million were included in selling, general and administrative expenses for the three-month periods ended March 31, 2003 and 2002, respectively.

Adoption of New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). Under EITF No. 94-3, liabilities for costs associated with exit or disposal activities could be recognized at the date of an entity's commitment to an exit plan. The FASB concluded that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, under SFAS No. 146, liabilities for costs associated with exit or disposal activities cannot be recognized until incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company has adopted the new rules of accounting under SFAS No. 146 effective January 1, 2003; however, the Company has not initiated any exit or disposal activities subsequent to December 31, 2002.

NOTE 2:  SHARE INFORMATION

                                                                                                  Treasury
                                                                                  Common Stock       Stock
                                                                                  ------------    --------
(number of shares in thousands)
Balance at December 31, 2001                                                           26,204      (1,443)
Issuance/(return) of treasury stock
   Exercise of stock options                                                               --          34
   Stock compensation                                                                      --          95
   Employee stock purchase plan settlement                                                 --          (3)
                                                                                       ------      ------
Balance at March 31, 2002                                                              26,204      (1,317)
                                                                                       ======      ======

BALANCE AT DECEMBER 31, 2002                                                           26,204      (1,091)
ISSUANCE OF TREASURY STOCK
   STOCK COMPENSATION                                                                      --          93
   EMPLOYEE STOCK PURCHASE PLAN SETTLEMENT                                                 --           4
   RETIREMENT SAVINGS PLAN CONTRIBUTIONS                                                   --          72
                                                                                       ------      ------
BALANCE AT MARCH 31, 2003                                                              26,204        (922)
                                                                                       ======      ======

NOTE 3:  EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

Three Months Ended March 31,                                                             2003        2002
                                                                                     --------    --------
(in thousands, except per share amounts)
Numerator
   Net income/(loss)                                                                 $ (2,298)   $  1,169
                                                                                     ========    ========
Denominator
   Denominator for basic earnings/(loss) per share - weighted
       average shares                                                                  25,193      24,707
Effect of dilutive common stock equivalents                                                --         276
                                                                                     --------    --------
   Denominator for diluted earnings/(loss) per share - adjusted
       weighted average shares                                                         25,193      24,983
                                                                                     --------    --------
Basic earnings/(loss) per share                                                      $   (.09)   $    .05
                                                                                     ========    ========
Diluted earnings/(loss) per share                                                    $   (.09)   $    .05
                                                                                     ========    ========

Due to the Company's net loss for the three months ended March 31, 2003, it did not include any outstanding common stock equivalents in the fully diluted computation because they were antidilutive. For the three months ended March 31, 2002, the Company did not include 0.6 million outstanding common stock equivalents in the fully diluted computation because they were antidilutive.

NOTE 4:  ACCUMULATED OTHER COMPREHENSIVE LOSS

                                          Foreign        Unrealized                              Accumulated
                                         Currency    Gain/(Loss) on             Minimum                Other
                                      Translation        Derivative             Pension        Comprehensive
                                      Adjustments       Instruments           Liability                 Loss
                                      -----------       -----------           ---------        -------------
(in thousands)
Balance at December 31, 2001        ($    24,474)      ($       245)       ($     1,906)       ($    26,625)
            Current Period Change           (601)               245                  --                (356)
                                    ------------       ------------        ------------        ------------
Balance at March 31, 2002           ($    25,075)      $         --        ($     1,906)       ($    26,981)
                                    ============       ============        ============        ============

BALANCE AT DECEMBER 31, 2002        ($     3,117)      $         --        ($    14,742)       ($    17,859)
            CURRENT PERIOD CHANGE            402                 --                 (64)                338
                                    ------------       ------------        ------------        ------------
BALANCE AT MARCH 31, 2003           ($     2,715)      $         --        ($    14,806)       ($    17,521)
                                    ============       ============        ============        ============

Minimum pension liability at March 31, 2003 is presented net of deferred taxes in the amount of $9.5 million. Minimum pension liability at March 31, 2002 is presented net of deferred taxes in the amount of $1.2 million.

NOTE 5:  INVENTORIES

                                                                        MARCH 31,       December 31,
                                                                            2003                2002
                                                                       ---------        ------------
 (in thousands)
Raw materials                                                          $  23,561           $  22,988
Work-in-process                                                           19,846              21,673
Finished goods                                                           131,388             134,375
Perishable tooling and supplies                                            4,994               4,887
                                                                       ---------           ---------
    Gross inventories                                                    179,789             183,923
Excess of current standard costs over LIFO costs                          (5,626)             (5,596)
Obsolescence and other reserves                                          (16,623)            (18,510)
                                                                       ---------           ---------
    Net inventories                                                    $ 157,540           $ 159,817
                                                                       =========           =========

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market. Costs include direct material, direct labor and applicable production overhead costs.

NOTE 6:  ACCRUED SEVERANCE AND OTHER RELATED BENEFITS

On December 31, 2002, the Company accrued severance and other related benefits costs associated with announced manufacturing facility closings in Canada, Germany and Australia. Total severance and other related benefits accrued at December 31, 2002 were $19.6 million. Included in the accrual was $11.3 million in severance and other related benefits incurred in connection with the NORCOM acquisition that was recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire NORCOM. The Company recorded severance and other related benefits costs in the amount of $8.3 million related to the closings in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) in 2002. Approximately 468 employees will be eligible for severance payments, subject to finalization of negotiations under collective bargaining agreements. The Company anticipates making substantially all severance payments against these accruals within one year of the accrual date. Certain sales, marketing, customer service and distribution activities will continue at each location.

The following table sets forth termination activity that occurred during the three months ended March 31, 2003:

                                                                                                      Total Number
                                                                    Facility                          of Employees
                                               Acquisition     Consolidation              Total       Eligible for
                                         Related Severance     Severance and      Severance and      Severance and
                                         and Other Related     Other Related      Other Related      Other Related
                                                  Benefits          Benefits           Benefits           Benefits
                                         -----------------   ---------------    ---------------      -------------
(in thousands, except number of
employees)
Balance at December 31, 2002              $        11,317    $         8,344    $        19,661                430
Cash payments                                      (3,341)              (453)            (3,794)               (65)
Foreign currency translation                          569                255                824                ---
Other adjustments                                    (125)                --               (125)                38
                                          ---------------    ---------------    ---------------                ---
Balance at March 31, 2003                 $         8,420    $         8,146    $        16,566                403
                                          ===============    ===============    ===============                ===

NOTE 7:  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Credit Agreement

The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement, as amended in the fourth quarter of 2002, provides for an aggregate $100.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants--certain covenants having been amended in the fourth quarter of 2002--including maintenance of a maximum leverage ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. At March 31, 2003, the Company had $13.5 million in available borrowing capacity, but no outstanding borrowings, under the Credit Agreement.

In April 2003, the Company exercised its option under the Credit Agreement to reduce the aggregate commitment of the bank group from $100.0 million to $75.0 million.

The Company does not anticipate that its performance during the quarter ended June 30, 2003 will meet the leverage covenant under the Credit Agreement applicable to that quarter. As a result, the Company is working with its bank group to structure a new credit facility. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital requirements.

Short-Term Borrowings

At March 31, 2003, the Company had unsecured, uncommitted arrangements with 5 banks under which it could borrow up to $38.3 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at March 31, 2003.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At March 31, 2003, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at March 31, 2003 was $2.6 million.

Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, were recorded as reductions to interest expense for the three-month period ended March 31, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.83 percentage points for the three-month period ended March 31, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 8:  INCOME TAXES

The net tax benefit of $1.1 million for the three months ended March 31, 2003 resulted from a net loss before taxes of $3.4 million. Earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 31, 2003 are analyzed below:

Three Months Ended March 31, 2003                             Amount        Rate
                                                             -------        ----
(in thousands, except rate data)
Provision at statutory rate                                  $(1,183)       35.0%
State income taxes                                              (283)        8.4%
Lower foreign tax rates and other                                384       (11.4)%
                                                             -------        ----
Total tax                                                    $(1,082)       32.0%
                                                             =======        ====

NOTE 9:  CONTINGENT LIABILITIES

General

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

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden Inc. or one of its subsidiaries to guarantee the performance of either Belden Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 5 years to 12 years. The only intercompany guarantees outstanding at March 31, 2003 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $200.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at March 31, 2003 is $200.0 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

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

BUSINESS SEGMENT INFORMATION

THREE MONTHS ENDED MARCH 31, 2003         ELECTRONICS     COMMUNICATIONS              OTHER       CONSOLIDATED
                                      ---------------   ----------------   ----------------    ---------------
(IN THOUSANDS)
REVENUES FROM EXTERNAL CUSTOMERS      $       137,039   $        59,270    $            --    $       196,309
INTERSEGMENT REVENUES                           2,124               479             (2,603)                --
OPERATING EARNINGS/(LOSS)                       6,976            (4,329)            (2,813)              (166)
TOTAL ASSETS                                  421,154           291,490             31,969            744,613
                                      ===============   ===============    ===============    ===============

Three Months Ended March 31, 2002         Electronics     Communications              Other       Consolidated
                                      ---------------   ----------------   ----------------    ---------------
(in thousands)
Revenues from external customers      $       137,018   $        70,057    $            --    $       207,075
Intersegment revenues                           2,334               671             (3,005)                --
Operating earnings/(loss)                       6,818             1,671             (2,908)             5,581
Total assets                                  422,549           291,236             15,493            729,278
                                      ===============   ===============    ===============    ===============

GEOGRAPHIC INFORMATION

Three Months Ended March 31,                                        2003                                  2002
                                      ----------------------------------   -----------------------------------
                                                              PERCENT OF                            Percent of
                                             REVENUES           REVENUES           Revenues           Revenues
                                      ---------------         ----------   ----------------         ----------
(in thousands, except % data)
United States                         $       109,865                56%   $       133,047                 64%
Canada                                         21,832                11%            12,383                  6%
United Kingdom                                 19,585                10%            21,287                 10%
Continental Europe                             27,070                14%            22,655                 11%
Rest of World                                  17,957                 9%            17,703                  9%
                                      ---------------               ---    ---------------                ---
Total                                 $       196,309               100%   $       207,075                100%
                                      ===============               ===    ===============                ===

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. Certain reclassifications have been made to the 2002 financial information in order to conform to the 2003 presentation. The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein under the caption "Forward-Looking Statements", which identify important factors that could cause actual results to differ materially from those in forward-looking statements.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results for the three months ended March 31, 2003 with the three months ended March 31, 2002.

Three Months Ended March 31,                             2003               2002
                                                    ---------          ---------
(In thousands)
Revenues                                            $ 196,309          $ 207,075
Gross profit                                           27,032             32,473
Operating earnings/(loss)                                (166)             5,581
Interest expense                                        3,214              3,836
Income/(loss) before taxes                             (3,380)             1,745
Net income/(loss)                                      (2,298)             1,169

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

The following table sets forth information comparing the Electronics segment operating results for the three months ended March 31, 2003 with the three months ended March 31, 2002.

Three Months Ended March 31,                             2003               2002
                                                    ---------          ---------
(In thousands, except % data)
Revenues from external customers                    $ 137,039          $ 137,018
Operating earnings                                      6,976              6,818
  As a percent of revenues from external customers        5.1%               5.0%

The following table sets forth information comparing the Communications segment operating results for the three months ended March 31, 2003 with the three months ended March 31, 2002.

Three Months Ended March 31,                             2003               2002
                                                    ---------          ---------
(In thousands, except % data)
Revenues from external customers                    $  59,270          $  70,057
Operating earnings/(loss)                              (4,329)             1,671
  As a percent of revenues from external customers       (7.3)%              2.4%

ACQUISITIONS

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly of the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to other Company facilities. The Company recorded preliminary accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making substantially all payments against these accruals within one year of the acquisition date. NORCOM manufactures and markets metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.


RESULTS OF OPERATIONS--
THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

REVENUES

Revenues decreased 5.2% to $196.3 million in the three months ended March 31, 2002 from $207.1 million in the three months ended March 31, 2002 due to reduced sales volume and decreased selling prices partially offset by favorable currency translation on international revenues and the inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002.

Decreased unit sales contributed 12.3 percentage points of revenue decline. The Company experienced volume decreases in its sales of products with communications, network and entertainment/OEM applications due primarily to poor economic conditions in the United States, Europe and parts of Asia as well as capital spending reductions by the major communications companies. These volume decreases were partially offset by an increase in unit sales of products with industrial applications.

Decreased product pricing contributed 0.7 percentage points of revenue decline. This decrease resulted primarily from the current-quarter impact of sales price reductions implemented on certain products with communications, networking and entertainment/OEM applications in prior periods.

Favorable foreign currency translation on international revenues partially offset the negative impact that volume and pricing had on revenue comparisons by
4.5 percentage points. The euro, British pound, Canadian dollar and Australian dollar appreciated from average exchange values of $0.93, $1.46, $0.63 and $0.53, respectively, in the first quarter of 2002 to $1.07, $1.60, $0.66 and $0.59, respectively, in the first quarter of 2003.

The inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002, also partially offset the negative impact that volume and pricing had on revenue comparisons by 3.3 percentage points.

Revenues in the United States, representing 56.0% of the Company's total revenues generated during the three months ended March 31, 2003, declined by 17.4% compared with revenues generated during the same period in 2002. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the first quarter of 2003 declined by 7.6% compared with revenues generated during the first quarter of 2002. Revenues generated in the United States from the sale of Communications segment products during the three months ended March 31, 2003 declined by 32.1% compared with the same period in 2002.

Revenues in Canada represented 11.1% of the Company's total revenues for the quarter ended March 31, 2003. Canadian revenues for the first quarter of 2003 increased by 76.3% compared with revenues for the first quarter of 2002 due primarily to revenues generated by NORCOM, acquired in the fourth quarter of 2002, increased demand for products with industrial applications and the impact of favorable currency translation. Local currency revenues generated by NORCOM contributed 55.4 percentage points to the revenue increase. Local currency revenues generated on the sale of products with industrial applications contributed 15.5 percentage points of the revenue increase. The impact of favorable currency translation contributed 5.4 percentage points of the revenue increase.

Revenues in the United Kingdom, representing 10.0% of the Company's total revenues generated during the first quarter of 2003, declined by 8.0% compared with revenues generated during the same period in 2002. Absent the impact of favorable currency translation, revenues generated for the first quarter of 2003 declined by 16.6% compared with revenues generated for the same period in 2002. This decline occurred due to a shortfall in demand for both Electronics segment and Communications segment products.

Revenues in Continental Europe represented 13.8% of the Company's total revenues for the quarter ended March 31, 2003. Continental European revenues generated during the first quarter of 2003 increased by 19.5% compared with revenues generated during the same period in 2002. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the first quarter of 2003 decreased by 7.4% compared with revenues generated during the same period of 2002. This decline occurred primarily due to a shortfall in demand for Electronics segment products.

Revenues from the rest of the world, representing 9.1% of the Company's total revenues generated during the three months ended March 31, 2003, increased by 1.4% from the same period in 2002. The increase represented favorable currency translation and stronger demand in Latin America and the Africa/Middle East markets partially offset by lower demand in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings/(loss) for the three months ended March 31, 2003 with the three months ended March 31, 2002.

                                                                            Percent
                                                                           Decrease
                                                                      2003 Compared
Three Months Ended March 31,                   2003           2002        With 2002
                                          ---------     ----------    -------------
(in thousands, except % data)
Gross profit                              $  27,032     $  32,473             (16.8)%
   As a percent of revenues                    13.8%         15.7%

Operating earnings/(loss)                 $    (166)    $   5,581            (103.0)%
   As a percent of revenues                    (0.1)%         2.7%

Income/(loss) before taxes                $  (3,380)    $   1,745            (293.7)%
   As a percent of revenues                    (1.7)%         0.8%

Net income/(loss)                         $  (2,298)    $   1,169            (296.6)%
   As a percent of revenues                    (1.2)%         0.6%

Gross profit decreased 16.8% to $27.0 million in the three months ended March 31, 2003 from $32.5 million in the three months ended March 31, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices and the impact of sales price reductions taken on certain products with communications, networking and entertainment/OEM applications. The gross profit comparison was also negatively affected by a $1.4 million favorable litigation settlement regarding the pricing of copper futures recorded in the first quarter of 2002. The impact of material, labor and overhead cost reductions partially offset the negative effect that volume, product costs and pricing had on the gross profit comparison. The gross profit comparison was also positively affected by severance costs of $2.1 million recorded in the first quarter of 2002 related to personnel reductions in the Electronics segment. Gross profit as a percent of revenues declined by 1.9 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings/(loss) decreased 103.0% to a $0.2 million operating loss for the three months ended March 31, 2003 from $5.6 million in operating earnings for the three months ended March 31, 2002 due primarily to lower gross profit. Also contributing to the negative operating earnings/(loss) comparison was an increase in selling, general and administrative expenses to $27.2 million for the first quarter of 2003 from $26.9 million for the first quarter of 2002 due primarily to the NORCOM acquisition in the fourth quarter of 2002 and the unfavorable impact of currency translation. This unfavorable comparison was partially offset by severance costs of $1.2 million recorded in the first quarter of 2002 related to personnel reductions in the Electronics segment. Selling, general and administrative expenses increased to 13.8% of revenues in the first quarter of 2003 from 13.0% of revenues in the first quarter of 2002. Operating earnings/(loss) as a percent of revenues declined by 2.8 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income/(loss) before taxes decreased 293.7% to a loss before taxes of $3.4 million in the three months ended March 31, 2003 from income before taxes of $1.7 million in the three months ended March 31, 2002 due mainly to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 16.2% to $3.2 million in the first quarter of 2003 from $3.8 million in the first quarter of 2002 due to lower average borrowings and unchanged interest rates. Average debt outstanding during the first three months of 2003 and 2002 was $200.0 million and $232.6 million, respectively. The Company's average interest rate was 6.9% in both the first quarter of 2003 and the first quarter of 2002.

The Company's effective tax rate was 32.0% and 33.0% for the three-month periods ended March 31, 2003 and 2002, respectively. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller three-month pretax income/(loss) amount (a loss of $3.4 million in 2003 compared to income of $1.7 million in 2002).

Net income/(loss) decreased 296.6% to a net loss of $2.3 million in the three months ended March 31, 2003 from net income of $1.2 million in the three months ended March 31, 2002 due mainly to lower income/(loss) before taxes.

ELECTRONICS SEGMENT

Revenues from external customers were $137.0 million for both the quarter ended March 31, 2003 and the quarter ended March 31, 2002. The segment experienced lower sales volume on products with networking, entertainment/OEM and communications applications due to the struggling manufacturing economies in the United States, Europe and parts of Asia; however, this lower sales volume was partially offset by increased unit sales of products with industrial applications. The impact of price reductions taken on certain products with networking, entertainment/OEM and communications applications also had a negative impact on the revenue comparison. The impact of these price reductions was partially offset by price increases taken on certain products with industrial applications. Favorable currency translation on international revenues offset the overall negative impact that volume and pricing had on the revenue comparison.

Operating earnings increased 2.3% to $7.0 million for the quarter ended March 31, 2003 from $6.8 million for the quarter ended March 31, 2002 due mainly to the impact of cost reductions related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures. The operating earnings comparison was also positively affected by severance costs of $3.3 million recorded in the first quarter of 2002 related to personnel reductions. The positive impact of these cost reductions was partially offset by rising copper and petroleum-based commodities prices and the impact of sales price reductions taken on certain products. The operating earnings comparison was also negatively affected by a $0.3 million favorable litigation settlement regarding the pricing of copper futures recorded in the first quarter of 2002. As a percent of revenues from external customers, operating earnings increased to 5.1% in the first quarter of 2003 from 5.0% in the first quarter of 2002 due to the previously mentioned items.

Communications Segment

The Communications segment recorded revenues from external customers of $59.3 million for the quarter ended March 31, 2003, a 15.4% decrease from revenues of $70.1 million for the quarter ended March 31, 2002. The revenue decrease was due principally to capital spending reductions by the major communications companies partially offset by favorable currency translation on international revenues and the inclusion of revenues in the amount of $6.9 million generated by NORCOM during the first quarter of 2003. The Company acquired NORCOM in the fourth quarter of 2002.

Operating earnings/(loss) decreased 359.2% to an operating loss of $4.3 million for the quarter ended March 31, 2003 from operating earnings of $1.7 million for the quarter ended March 31, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices and increase production, selling, general and administrative costs and expenses due to the acquisition of NORCOM in the fourth quarter of 2002. The operating earnings comparison was also negatively affected by a $1.1 million favorable litigation settlement regarding the pricing of copper futures recorded in the first quarter of 2002. The impact of cost reductions related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures partially offset the negative effect that volume, rising commodity prices, the NORCOM acquisition and the litigation settlement had on the operating earnings comparison. Operating earnings/(loss) as a percent of revenues from external customers decreased to (7.3)% in the quarter ended March 31, 2003 from 2.4% in the same period of 2002 due to the previously mentioned items and the segment's inability to leverage its fixed costs over a much lower revenue base.


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities and other borrowing arrangements. The Company believes that these sources are sufficient to fund the current requirements for working capital, capital expenditures, dividends, and other financial commitments.

The Company does not anticipate that its performance during the quarter ended June 30, 2003 will meet the leverage covenant applicable to that quarter under its credit agreement executed in June 2001. As a result, the Company is working with its bank group to structure a new credit facility. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital requirements.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Cash Flow Statements.

SUMMARIZED CASH FLOW STATEMENTS

Three Months Ended March 31,                                       2003        2002
                                                               --------    --------
(in thousands)
Net cash provided by (used in)
    Operating activities                                       $ 16,658    $ 33,753
    Investing activities                                         (4,147)     (7,865)
    Financing activities                                         (1,202)    (16,554)
Effect of exchange rate changes on cash and cash equivalents        183         (57)
                                                               --------    --------
Increase (decrease) in cash and cash equivalents               $ 11,492    $  9,277
                                                               ========    ========

NET CASH PROVIDED BY OPERATING ACTIVITIES

Three Months Ended March 31,                                       2003        2002
                                                               --------    --------
(in thousands)
Net income/(loss)                                              $ (2,298)   $  1,169
Depreciation and amortization                                     9,142       9,743
Asset impairment charges                                             23          --
Deferred income tax provision                                        --          --
Retirement plan savings contributions                               959          --
Amortization of unearned deferred compensation                      350         228
Decrease/(increase) in operating assets and liabilities, net      8,482      22,613
                                                               --------    --------
Net cash provided by operating activities                      $ 16,658    $ 33,753
                                                               ========    ========

Net cash provided by operating activities in the first quarter of 2003 totaled $16.7 million and included an $8.4 million net decrease in operating assets and liabilities. This net decrease in operating assets and liabilities resulted primarily from decreased inventories, receivables and income taxes receivable that were partially offset by decreased accounts payable and accrued liabilities.

In 2003, the Company elected to fund certain contributions to its retirement savings plans with common stock held in treasury rather than with cash.

Net cash provided by operating activities in the first quarter of 2002 totaled $33.8 million and included a $22.6 million net decrease in operating assets and liabilities. This net decrease in operating assets resulted from decreased income taxes receivable and increased accounts payable and accrued liabilities partially offset by increased receivables and inventories.

NET CASH USED IN INVESTING ACTIVITIES

Three Months Ended March 31,                                       2003        2002
                                                               --------    --------
(in thousands)
Capital expenditures                                           $ (4,202)   $ (7,890)
Proceeds from disposal of long-lived assets                          55          25
                                                               --------    --------
Net cash used in investing activities                          $ (4,147)   $ (7,865)
                                                               ========    ========

CAPITAL EXPENDITURES

Three Months Ended March 31,                                       2003        2002
                                                               --------    --------
(in thousands)
Capacity modernization and enhancement                         $  3,489    $  6,070
Capacity expansion                                                   76         527
Other                                                               637       1,293
                                                               --------    --------
                                                               $  4,202    $  7,890
                                                               ========    ========

Capital expenditures during the three months ended March 31, 2003 and 2002 represented 2.1% and 3.8%, respectively, of revenues for the same periods. Investment during both the first three months of 2003 and 2002 was utilized principally for maintaining and enhancing existing production capabilities.

NET CASH USED IN FINANCING ACTIVITIES

Three Months Ended March 31,                                             2003        2002
                                                                     --------    --------
(in thousands)
Net payments under long-term credit facility and credit agreements   $     --    $(15,891)
Proceeds from the exercise of stock options                                --         589
Proceeds from employee stock purchase plan settlement                      60          --
Cash dividends paid                                                    (1,262)     (1,252)
                                                                     --------    --------
Net cash used in financing activities                                $ (1,202)   $(16,554)
                                                                     ========    ========

During the three months ended March 31, 2003, dividends of $0.05 per share were paid to shareholders.

During the three months ended March 31, 2002, the Company repaid $15.9 million of debt. The repayments were funded primarily by cash flow from operations, which included $13.0 million from federal income tax refunds. Dividends of $0.05 per share were paid to shareholders for the same period.

Working Capital

The following table summarizes the Company's working capital position at March 31, 2003 and December 31, 2002.

                                                              MARCH 31,   December 31,
                                                                   2003           2002
                                                           ------------   ------------
(in thousands, except current ratio)
Current assets
  Cash and cash equivalents                                $     30,901   $     19,409
  Receivables                                                   111,006        109,180
  Inventories                                                   157,540        159,817
  Income taxes receivable                                         1,945          2,428
  Deferred income taxes                                          15,392         15,097
  Other current assets                                            6,143          7,818
                                                           ------------   ------------
     Total current assets                                  $    322,927   $    313,749
                                                           ------------   ------------
     Total current assets less cash and cash equivalents   $    292,026   $    294,340
Current liabilities
  Accounts payable and accrued liabilities                 $    127,512   $    124,968
  Income taxes payable                                               --             --
                                                           ------------   ------------
     Total current liabilities                             $    127,512   $    124,968
                                                           ------------   ------------
Working capital(1)                                         $    164,514   $    169,372
Current ratio(2)                                                   2.29           2.36
                                                           ============   ============

(1) Total current assets less cash and cash equivalents and total current liabilities

(2) Total current assets less cash and cash equivalents divided by total current liabilities

Current assets less cash and cash equivalents decreased $2.3 million, or 0.8%, from $294.3 million at December 31, 2002 to $292.0 million at March 31, 2003. Receivables increased $1.8 million during the quarter ended March 31, 2003, despite the receipt of $12.5 million in minimum requirements contract compensation in January 2003, due to the increased amount of customer billings in March 2003 compared to December 2002 and the payment of annual sales incentive rebates to customers during the first quarter of 2003 that were originally reported as an allowance against receivables. Inventories decreased $2.3 million due to the impact of focused inventory reduction programs in both segments. Other current assets decreased $1.7 million due to the amortization of prepaid insurance and other prepaid costs and the sale of employee houses previously purchased by the Company as part of its employee relocation program.

Current liabilities increased $2.5 million, or 2.0%, from $125.0 million at December 31, 2002 to $127.5 million at March 31, 2003. Accounts payable and accrued liabilities increased due primarily to the impact of currency translation partially offset by severance payments totaling $3.8 million during the quarter. In regard to the severance payments, please refer to Note 6 of the Financial Statements.

Long-lived Assets

The following table summarizes the Company long-lived assets at March 31, 2003 and December 31, 2002.

                                                                MARCH 31,   December 31,
                                                                    2003           2002
                                                               ---------    -----------
(in thousands)
Property, plant and equipment                                  $ 333,406       $337,196
Goodwill and other intangibles                                    79,553         79,588
Other long-lived assets                                            8,727         13,006
                                                               ---------       --------
                                                               $ 421,686       $429,790
                                                               =========       ========

Long-lived assets decreased $8.1 million, or 1.9%, from $429.8 million at December 31, 2002 to $421.7 million at March 31, 2003. Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $3.8 million during the first quarter of 2003 due mainly to current-quarter depreciation. Goodwill and other intangibles includes goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses, and the preliminary fair value of a major customer relationship acquired in the NORCOM acquisition. Goodwill and other intangibles was relatively unchanged during the first quarter of 2003 due primarily to current-quarter amortization of the customer relationship intangible that was offset by the positive effect that currency exchange rates had on goodwill denominated in currencies other than the United States dollar. Included in other long-lived assets are the fair value of outstanding interest rate swap contracts, unamortized prepaid service fees associated with the Company's borrowing arrangements, long-lived pension fund prepayments and the carrying value of steel reels used to store and transport communications cable.

Capital Structure

                                                        MARCH 31, 2003            December 31, 2002
                                              ------------------------    -------------------------
                                                 AMOUNT        PERCENT       Amount         Percent
                                              ---------        -------    ---------         -------
(in thousands, except % data)
Long-term debt                                $ 202,648          39.9%    $ 203,242           39.8%
Stockholders' equity                            305,342          60.1%      307,195           60.2%
                                              ---------         -----     ---------          -----
                                              $ 507,990         100.0%    $ 510,437          100.0%
                                              =========         =====     =========          =====

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $2.4 million due to marginal reductions in both long-term debt and stockholders' equity.

The Company had privately-placed debt of $200.0 million outstanding at March 31, 2003. Details regarding maturities and interest rates are shown below.

                                                 Principal        Maturity           Effective
                                                   Balance            Date       Interest Rate
                                                 ---------        --------       -------------
(in thousands, except % data)
Senior Notes, Series 1997-A                        $75,000       08/11/2009(1)            6.92%
Senior Notes, Series 1999-A                         64,000(2)    09/01/2004               7.60%
Senior Notes, Series 1999-B                         44,000       09/01/2006               7.75%
Senior Notes, Series 1999-C                         17,000       09/01/2009               8.06%

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.


(2) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of March 31, 2003 of $66.6 million. Accordingly, total long-term debt, inclusive of the fair value adjustment for the notional principal on the outstanding interest rate swap agreements, recorded in the financial records as of the same date was $202.6 million.

The agreements for these private placements contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement, as amended in the fourth quarter of 2002, provides for an aggregate $100.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004. The Credit Agreement contains affirmative and negative covenants--certain covenants having been amended in the fourth quarter of 2002--including maintenance of a maximum leverage ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. At March 31, 2003, the Company had $13.5 million in available borrowing capacity, but no outstanding borrowings, under the Credit Agreement.

In April 2003, the Company exercised its option under the Credit Agreement to reduce the aggregate commitment of the bank group from $100.0 million to $75.0 million.

At March 31, 2003, the Company had unsecured, uncommitted arrangements with 5 banks under which it could borrow up to $38.3 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at March 31, 2003.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At March 31, 2003, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at March 31, 2003 was $2.6 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, were recorded as reductions to interest expense for the three-month period ended March 31, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.83 percentage points for the three-month period ended March 31, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Borrowings have the following scheduled maturities.

                                                  Payments Due by Period
                                                  ----------------------
                                          Less than 1           1-2           3-4          After
March 31, 2003                    Total          year         years         years        4 years
--------------                    -----          ----         -----         -----        -------
(in thousands)
Long-term debt (1)             $200,000        $   --       $64,000       $74,000        $52,000

(1) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of March 31, 2003 of $66.6 million. Accordingly, total long-term debt, inclusive of the fair value adjustment for the notional principal on the outstanding interest rate swap agreements, recorded in the financial records as of the same date was $202.6 million.

Other Commercial Commitments

Other commercial commitments consist primarily of the Credit Agreement, which, as of March 31, 2003, provided for an aggregate $100.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004.

                                                    Amount of Commitment Expiration Per Period
                                                    ------------------------------------------
                                                     Less than 1             1-3         4-5             After
March 31, 2003                             Total            year           years       years           5 years
--------------                             -----            ----           -----       -----           -------
(in thousands)
Lines of credit                         $100,000        $     --        $100,000   $      --        $       --
Standby letters of credit                 12,305          12,305              --          --                --
Guarantees                                 4,905           4,905              --          --                --
Standby repurchase obligations                --              --              --          --                --
Other commercial commitments                  --              --              --          --                --
                                        --------        --------        --------   ---------        ----------
Total commercial commitments            $117,210        $ 17,210        $100,000   $      --        $       --
                                        ========        ========        ========   =========        ==========

As mentioned above, the Company reduced the aggregate commitment of the bank group under the Credit Agreement from $100.0 million to $75.0 million in April 2003. Accordingly, total commercial commitments were reduced to $92.2 million.

Stockholders' equity decreased by $1.9 million, or 0.1%, during the first quarter of 2003 due primarily to the net loss for the quarter of $2.3 million, dividends of $1.3 million, a decrease of $0.9 million in additional paid-in capital resulting from the use of common stock held in treasury for stock compensation plans settlement activity and retirement savings plan employer contributions and an increase of $0.9 million in unearned deferred compensation due to restricted shares awarded during the first quarter of 2003. These decreases were partially offset by a $3.2 million reduction of common stock held in treasury as a result of stock compensation plans settlement activity and employer contributions to the Company's retirement savings plan. They were also partially offset by an $0.3 million reduction of accumulated other comprehensive loss resulting from the positive effect of currency exchange rates on financial statement translation during the first quarter of 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at March 31, 2003:

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


CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2003:

- The Company did not change any of its existing critical accounting policies and did not adopt any new critical accounting policies;

- No existing accounting policies became critical accounting policies due to an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

- There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.


OUTLOOK

The Company anticipates that market conditions in 2003 for its Communications segment will include excess production capacity, pricing pressure on products with communications applications and continued utilization of thinly capitalized value-added resellers for product distribution. In addition, the Communications segment operations in Europe are largely dependent on one customer in the United Kingdom. Market conditions for the Company's Electronics segment are expected to remain constrained during 2003 and will also include excess production capacity and continued pricing pressure on products with networking applications. For both segments, the cost-saving initiatives taken during 2002, coupled with continued cost reduction efforts such as personnel reductions, product line curtailment and manufacturing facility consolidation in 2003, reflect the Company's efforts to adjust its cost structure to market demand.

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

The Company anticipates funding $19.7 million in accruals related to product line curtailment and planned manufacturing facility consolidation during 2003. It also anticipates funding $8.0 million in pension contributions in the upcoming year compared with $7.4 million in 2002. These transactions will have a significant impact on the Company's cash flow in 2003. The Company anticipates $2.0 million of additional costs related to product line curtailment and planned manufacturing facility consolidation that, in accordance with accounting principles generally accepted in the United States, will be expensed when incurred. Accordingly, they will have a negative effect on operating results and cash flow for 2003. Annual savings of at least $10.0 million are anticipated in 2003 as a result of the product line curtailment and planned manufacturing facility consolidation. Most of the savings for 2003 will be achieved late in the year.

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

FORWARD-LOOKING STATEMENTS

The statements set forth in this Quarterly Report on Form 10-Q other than historical facts, including those noted in the "Outlook" section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management's beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company's actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

The Company's actual results may differ materially from such forward-looking statements for the following reasons: the depressed economic conditions in Australia and the poor economic conditions in the United States, Europe and parts of the Pacific Rim (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability to successfully integrate the operations and businesses of acquired companies (including NORCOM and, in particular, the Company's ability to retain NORCOM's primary customers); the ability to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; changes in regulation affecting the business of communications companies and other customers; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and sales to two major international communications companies--one in the United Kingdom, the other in Canada); the Company's ability to successfully renew supply agreements with major communications customers in the United Kingdom and Canada; the Company's ability to complete current product curtailment and manufacturing facility consolidation programs at anticipated costs; the Company's ability to successfully negotiate a collective bargaining agreement renewal with organized personnel at one of the Company's major facilities in the upcoming year; the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in the Company's Annual Report on Form 10-K for 2002 and other Securities Act filings.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risks relating to the Company's operations result primarily from interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Quantitative and Qualitative Disclosures About Market Risks in the Company's Annual Report on Form 10-K for 2002 provides more information as to the types of practices and instruments used to manage risk. The following provides a discussion of material changes to the Company's exposure to market risk since December 31, 2002.

Interest Rate Risk

There have been no material changes to the Company's exposure to interest rate risk since December 31, 2002.

Foreign Exchange Rate Risk

There have been no material changes to the Company's exposure to foreign exchange rate risk since December 31, 2002.

Commodity Price Risk

There have been no material changes to the Company's exposure to commodity price risk since December 31, 2002.

Credit Risk

There have been no material changes to the Company's exposure to credit risk since December 31, 2002.

Debt Covenant Compliance Risk

The Credit Agreement contains affirmative and negative covenants--certain covenants having been amended in the fourth quarter of 2002--including maintenance of a maximum leverage ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. The Company does not anticipate that its performance during the quarter ended June 30, 2003 will meet the leverage covenant under the Credit Agreement applicable to that quarter. As a result, the Company is working with its bank group to structure a new credit facility. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital requirements.

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

Reports on Form 8-K

    On January 30, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company's financial results for the three and twelve-month periods ended December 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BELDEN INC.


Date: May 13, 2003               By:      /s/ C. Baker Cunningham
                                          -----------------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President
                                             and Chief Executive Officer



Date: May 13, 2003               By:      /s/ Richard K. Reece
                                          -----------------------------------
                                          Richard K. Reece
                                          Vice President, Finance
                                             and Chief Financial Officer

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

May 13, 2003


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

May 13, 2003


                    /s/ Richard K. Reece
                    ---------------------------------------------------
                    Richard K. Reece
                    Vice President, Finance and Chief Financial Officer