Form 10-Q
period 2003-06-30
BELDEN INC
filed 2003-08-14
CIK 910134

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

         Yes [X]            No [ ]

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 12, 2003: 25,396,350 shares

================================================================================

Exhibit Index on Page 33                                            Page 1 of 35

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                              JUNE 30,        December 31,
                                                                                2003              2002
----------------------------------------------------------------------------------------------------------
(in thousands)                                                              (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                $  48,439         $  19,409
    Receivables                                                                115,262           109,180
    Inventories                                                                144,937           159,817
    Income taxes receivable                                                      3,175             2,428
    Deferred income taxes                                                       15,961            15,097
    Other current assets                                                         5,168             7,818
--------------------------------------------------------------------------------------------------------
       Total current assets                                                    332,942           313,749
Property, plant and equipment, less accumulated depreciation                   333,268           337,196
Goodwill and other intangibles, less accumulated amortization                   80,453            79,588
Other long-lived assets                                                          8,852            13,006
--------------------------------------------------------------------------------------------------------
                                                                             $ 755,515         $ 743,539
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                 $ 122,121         $ 124,968
    Income taxes payable                                                             -                 -
--------------------------------------------------------------------------------------------------------
       Total current liabilities                                               122,121           124,968
Long-term debt                                                                 202,921           203,242
Postretirement benefits other than pensions                                     10,560            10,732
Deferred income taxes                                                           72,906            71,470
Other long-term liabilities                                                     32,211            25,932
Stockholders' equity
    Preferred stock                                                                  -                 -
    Common stock                                                                   262               262
    Additional paid-in capital                                                  39,547            40,917
    Retained earnings                                                          297,320           302,900
    Accumulated other comprehensive loss                                        (7,550)          (17,859)
    Unearned deferred compensation                                              (2,516)           (2,014)
    Treasury stock                                                             (12,267)          (17,011)
--------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                              314,796           307,195
--------------------------------------------------------------------------------------------------------
                                                                             $ 755,515         $ 743,539
========================================================================================================

See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                       2003           2002         2003         2002
Revenues                                                 $  214,052     $ 207,689     $ 410,361    $ 414,764
Cost of sales                                               184,335       171,144       353,612      345,746
------------------------------------------------------------------- ----------------------------------------
    Gross profit                                             29,717        36,545        56,749       69,018
Selling, general and administrative expenses                 26,826        26,162        54,024       53,054
Other operating expense                                         352             -           352            -
------------------------------------------------------------------------------------------------------------
    Operating earnings                                        2,539        10,383         2,373       15,964
Interest expense                                              3,174         3,374         6,388        7,210
------------------------------------------------------------------------------------------------------------
    Income/(loss) before taxes                                 (635)        7,009        (4,015)       8,754
Income tax expense/(benefit)                                    118         2,313          (964)       2,889
------------------------------------------------------------------------------------------------------------
    Net income/(loss)                                    $     (753)    $   4,696     $  (3,051)   $   5,865
------------------------------------------------------------------------------------------------------------
Basic average shares outstanding                             25,078        24,753        25,035       24,730
Basic earnings/(loss) per share                          $     (.03)    $     .19     $    (.12)   $     .24
------------------------------------------------------------------------------------------------------------
Diluted average shares outstanding                           25,078        25,007        25,035       24,957
Diluted earnings/(loss) per share                        $     (.03)    $     .19     $    (.12)   $     .24
------------------------------------------------------------------------------------------------------------
Dividends declared per share                             $      .05     $     .05     $     .10    $     .10
------------------------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                     2003            2002
---------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
    Net income/(loss)                                                                      $  (3,051)       $   5,865
    Adjustments to reconcile net income/(loss) to net cash provided by operating activities
       Depreciation and amortization                                                          18,115           19,539
       Asset impairment charges                                                                  375               -
       Retirement savings plan contributions                                                   1,909               -
       Stock compensation                                                                        902              538
       Changes in operating assets and liabilities (1)
          Receivables                                                                          2,697           (6,502)
          Inventories                                                                         19,861           (2,804)
          Accounts payable and accrued liabilities                                            (8,763)          14,908
          Current and deferred income taxes, net                                                (216)          15,160
          Other assets and liabilities, net                                                    9,235           (4,812)
---------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                       41,064           41,892
Cash flows from investing activities
    Capital expenditures                                                                     (11,147)         (15,661)
    Proceeds from disposal of long-lived assets                                                   86               97
---------------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                                         (11,061)         (15,564)
Cash flows from financing activities
    Net payments under long-term credit facility and credit agreements                             -          (26,723)
    Proceeds from employee stock purchase plan settlement                                         61                -
    Proceeds from exercise of stock options                                                        -            1,271
    Cash dividends paid                                                                       (2,529)          (2,496)
---------------------------------------------------------------------------------------------------------------------
              Net cash used for financing activities                                          (2,468)         (27,948)
Effect of exchange rate changes on cash and cash equivalents                                   1,495              242
---------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                         29,030           (1,378)
Cash and cash equivalents, beginning of period                                                19,409            2,799
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $  48,439        $   1,421
---------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information
    Income tax refunds received                                                            $  10,873        $  15,225
    Income taxes paid                                                                        (10,126)          (2,306)
    Interest paid, net of amount capitalized                                                  (7,350)          (7,390)
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

(1)  Net of the effects of exchange rate changes and acquired businesses.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
                                                                                                Unearned        Other
                                                     Common   Paid-In   Retained   Treasury     Deferred    Comprehensive
                                                     Stock    Capital   Earnings     Stock    Compensation      Loss        Total
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 2001                         $  262   $43,773   $323,671   $(25,603)    $ (1,233)     $ (26,625)   $314,245

Net income                                                                 5,865                                              5,865

Foreign currency translation adjustments                                                                         13,975      13,975

Unrealized loss on derivative instruments                                                                           245         245
                                                                                                                           --------

    Comprehensive income                                                                                                     20,085

Issuance of treasury stock
    Exercise of stock options                                    (509)                1,780                                   1,271
    Stock compensation                                           (507)                2,465       (1,958)                         -
    Employee stock purchase plan                                  (44)                  (89)                                   (133)

Amortization of unearned deferred compensation                                                       538                        538

Cash dividends ($.05 per share)                                           (2,496)                                            (2,496)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                             $  262   $42,713   $327,040   $(21,447)    $ (2,653)     $ (12,405)   $333,510
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                         $  262   $40,917   $302,900   $(17,011)    $ (2,014)     $ (17,859)   $307,195

Net loss                                                                  (3,051)                                            (3,051)

Foreign currency translation adjustments                                                                         10,373      10,373

Minimum pension liability adjustments                                                                               (64)        (64)
                                                                                                                           --------

   Comprehensive income                                                                                                       7,258

Issuance of treasury stock
    Stock compensation                                           (560)                1,964       (1,255)                       149
    Employee stock purchase plan                                  (17)                   78                                      61
    Retirement savings plan contributions                        (793)                2,702                                   1,909

Amortization of unearned deferred compensation                                                       753                        753

Cash dividends ($.05 per share)                                           (2,529)                                            (2,529)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                             $  262   $39,547   $297,320   $(12,267)    $ (2,516)     $  (7,550)   $314,796
-----------------------------------------------------------------------------------------------------------------------------------

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

Acquisitions

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly of the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. During 2003, the Company closed the Kingston facility and relocated production to other Company facilities. The Company recorded preliminary accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making substantially all payments against these accruals within one year of the acquisition date. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.

Stock-Based Compensation

The Company has four stock compensation plans--the Belden Inc. 2003 Long-term Incentive Plan and the Belden Inc. 1994 Incentive Plan (together, the "Incentive Plans") as well as the Belden Inc. 2003 Employee Stock Purchase Plan and the Belden Inc. 1994 Employee Stock Purchase Plan (together, the "Stock Purchase Plans").

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. The Company accounts for stock options using the intrinsic value method provided in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plans. The Company accounts for restricted stock grants under APB No. 25 as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock.

Under the Stock Purchase Plans, all full-time employees and part-time employees who work 20 or more hours per week in Canada, Germany, the Netherlands and the United States receive the right to purchase a specified amount of common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. The Company accounts for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for purchase rights granted under the Stock Purchase Plans.

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company's stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

-------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
-------------------------------------------------------------------------------------------------------------
                                                                 2003          2002          2003       2002
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
AS REPORTED
  Stock-based employee compensation cost, net of tax            $   343      $   156       $   573    $   311
  Net income/(loss)                                                (753)       4,696        (3,051)     5,865
  Basic earnings/(loss) per share                                  (.03)         .19          (.12)       .24
  Diluted earnings/(loss) per share                                (.03)         .19          (.12)       .24

PRO FORMA
  Stock-based employee compensation cost, net of tax            $   616      $   711       $ 1,425    $ 1,391
  Net income/(loss)                                              (1,026)       4,141        (3,903)     4,785
  Basic earning/(loss) per share                                   (.04)         .17          (.16)       .19
  Diluted earnings/(loss) per share                                (.04)         .17          (.16)       .19
-------------------------------------------------------------------------------------------------------------

The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

For the three- and six-month periods ended June 30, 2003 and 2002, weighted average assumptions used to determine the fair values of the stock options and stock purchase rights granted during each period included the following:

-------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
-------------------------------------------------------------------------------------------------------------
                                                                  2003         2002          2003       2002
-------------------------------------------------------------------------------------------------------------
Dividend yield                                                    12.29%        5.87%        10.71%      6.61%
Expected volatility                                               41.71%       39.19%        41.86%     39.14%
Expected life (in years)                                           7.00         7.00          7.00       7.00
Risk free interest rate                                            3.55%        4.85%         3.40%      4.60%
-------------------------------------------------------------------------------------------------------------

For the three- and six-month periods ended June 30, 2003 and 2002, the weighted average per share fair value of options granted under the Incentive Plans and purchase rights granted under the Stock Purchase Plans during each period were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
-------------------------------------------------------------------------------------------------------------
                                                                  2003         2002          2003      2002
-------------------------------------------------------------------------------------------------------------
Incentive Plan                                                  $  4.55      $  5.66       $  5.92    $ 4.46
Stock Purchase Plan                                                   -            -             -         -
-------------------------------------------------------------------------------------------------------------

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

Shipping and Handling Costs

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs totaling $1.6 million and $1.6 million were included in selling, general and administrative expenses for the three-month periods ended June 30, 2003 and 2002, respectively. Certain handling costs totaling $3.2 million and $3.3 million were included in selling, general and administrative expenses for the six-month periods ended June 30, 2003 and 2002, respectively.

NOTE 2: SHARE INFORMATION

--------------------------------------------------------------------------------------------
                                                              Common Stock    Treasury Stock
--------------------------------------------------------------------------------------------
(number of shares in thousands)
Balance at December 31, 2001                                     26,204           (1,443)
Issuance/(return) of treasury stock
   Exercise of stock options                                          -               69
   Stock compensation                                                 -               94
   Employee stock purchase plan settlement                            -               (3)
----------------------------------------------------------------------------------------
Balance at June 30, 2002                                         26,204           (1,283)
----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                                     26,204           (1,091)
ISSUANCE OF TREASURY STOCK

  STOCK COMPENSATION                                                  -              106
  EMPLOYEE STOCK PURCHASE PLAN SETTLEMENT                             -                4
  RETIREMENT SAVINGS PLAN CONTRIBUTIONS                               -              148
----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                         26,204             (833)
----------------------------------------------------------------------------------------

NOTE 3: EARNINGS/(LOSS) PER SHARE

----------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended         Six Months Ended
                                                                              June 30,                   June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                          2003         2002         2003        2002
----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Numerator
   Net income/(loss)                                                    $   (753)   $   4,696     $ (3,051)   $  5,865
----------------------------------------------------------------------------------------------------------------------
Denominator
   Denominator for basic earnings/(loss) per share -
      adjusted weighted average shares                                    25,078       24,753       25,035      24,730
Effect of dilutive employee stock options                                      -          254            -         227
----------------------------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings/(loss) per share -
      adjusted weighted average shares                                    25,078       25,007       25,035      24,957
----------------------------------------------------------------------------------------------------------------------
Basic earnings/(loss) per share                                         $   (.03)   $     .19     $   (.12)   $    .24
----------------------------------------------------------------------------------------------------------------------
Diluted earnings/(loss) per share                                       $   (.03)   $     .19     $   (.12)   $    .24
----------------------------------------------------------------------------------------------------------------------

Due to the Company's net loss for the three months ended June 30, 2003, it did not include the outstanding common stock equivalents in the fully diluted computation because they were antidilutive. For the three months ended June 30, 2002, the Company did not include 0.6 million outstanding common stock equivalents in the fully diluted computation because they were antidilutive.

Due to the Company's net loss for the six months ended June 30, 2003, it did not include the average outstanding common stock equivalents in the fully diluted computation because they were antidilutive. For the six months ended June 30, 2002, the Company did not include 0.6 million average outstanding common stock equivalents in the fully diluted computation because they were antidilutive.

NOTE 4: ACCUMULATED OTHER COMPREHENSIVE LOSS

--------------------------------------------------------------------------------------------------------------------
                                                      Foreign        Unrealized                        Accumulated
                                                      Currency     Gain/(Loss) on    Minimum Pension       Other
                                                    Translation      Derivative         Liability      Comprehensive
                                                    Adjustments      Instruments                            Loss
--------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 2001                         $  (24,474)     $     (245)        $  (1,906)       $ (26,625)
            Current Period Change                        13,975             245                 -          (14,220)
----------- ------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                             $  (10,499)     $        -         $  (1,906)       $ (12,405)
----------- ------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                         $   (3,117)     $        -         $ (14,742)       $ (17,859)
            CURRENT PERIOD CHANGE                        10,373               -               (64)          10,309
----------- ------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                             $    7,256      $        -         $ (14,806)       $  (7,550)
==================================================================================================================

Minimum pension liability at June 30, 2003 is presented net of deferred taxes in the amount of $9.5 million. Minimum pension liability at June 30, 2002 is presented net of deferred taxes in the amount of $1.2 million.

NOTE 5: INVENTORIES

--------------------------------------------------------------------------------
                                                      JUNE  30,     December 31,
                                                        2003            2002
--------------------------------------------------------------------------------
(in thousands)
Raw materials                                        $   21,359      $   22,988
Work-in-process                                          18,262          21,673
Finished goods                                          118,994         134,375
Perishable tooling and supplies                           4,487           4,887
-------------------------------------------------------------------------------
    Gross inventories                                   163,102         183,923
Excess of current standard costs over LIFO costs         (5,626)         (5,596)
Obsolescence and other reserves                         (12,539)        (18,510)
-------------------------------------------------------------------------------
    Net inventories                                  $  144,937      $  159,817
===============================================================================

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

During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $2.5 million related to the manufacturing facility closings in Germany and Australia as operating expense ($1.9 million in cost of sales and $0.6 million in selling, general and administrative expenses).

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date. Certain sales, marketing, customer service and distribution activities will continue in each country.

The following table sets forth termination activity that occurred during the three months ended June 30, 2003:

---------------------------------------------------------------------------------------------------------------------------
                                              Acquisition         Facility                                Total Number of
                                                Related        Consolidation                             Employees Eligible
                                             Severance and     Severance and      Total Severance        for Serverance and
                                             Other Related     Other Related         and Other             Other Related
                                                Benefits          Benefits        Related Benefits            Benefits
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except number of
employees)
Balance at March 31, 2003                      $   8,420          $  8,146           $  16,566                   403
Cash payments/terminations                        (2,645)           (2,769)             (5,414)                 (181)
Foreign currency translation                         625               307                 932                     -
Charges/other adjustments                         (2,727)            2,452                (275)                    7
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                       $   3,673          $  8,136           $  11,809                   229
===========================================================================================================================

The following table sets forth termination activity that occurred during the six months ended June 30, 2003:

---------------------------------------------------------------------------------------------------------------------------
                                              Acquisition         Facility                                Total Number of
                                                Related        Consolidation                             Employees Eligible
                                             Severance and     Severance and      Total Severance        for Serverance and
                                             Other Related     Other Related         and Other             Other Related
                                                Benefits          Benefits        Related Benefits            Benefits
---------------------------------------------------------------------------------------------------------------------------
(in thousands, except number of
employees)
Balance at December 31, 2002                   $  11,317          $  8,344           $  19,661                    430
Cash payments/terminations                        (5,986)           (3,222)             (9,208)                  (246)
Foreign currency translation                       1,194               562               1,756                      -
Charges/other adjustments                         (2,852)            2,452                (400)                    45
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                       $   3,673          $  8,136           $  11,809                    229
===========================================================================================================================

Charges/other adjustments for acquisition related severance and other related benefits reflects the reduction of charges originally accrued as of the acquisition date due to unanticipated early retirements of identified employees. In accordance with SFAS No. 141, Business Combinations, the original purchase price allocation for the NORCOM acquisition was revised, resulting in a like reduction in property, plant and equipment. Charges/other adjustments for facility consolidation severance and other related benefits reflects additional charges recognized during the second quarter of 2003 related to the completed and planned manufacturing facility closures in Australia and Germany, respectively.

NOTE 7: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Credit Agreement

The Company entered into a credit agreement with a group of 7 banks in June 2001 (Credit Agreement). The Credit Agreement, as amended, provided for an aggregate $75.0 million unsecured, variable-rate and revolving credit facility expiring in June 2004. On June 27, 2003, the Company cancelled the Credit Agreement and is working with its bank group to finalize a new credit facility.

The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement or any successor credit facility to meet its capital expenditure, dividend and working capital requirements.

Short-Term Borrowings

At June 30, 2003, the Company had unsecured, uncommitted arrangements with 5 banks under which it could borrow up to $26.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at June 30, 2003.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At June 30, 2003, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at June 30, 2003 was $2.9 million.

Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, and $0.9 million pretax, or $0.03 per diluted share, were recorded as reductions to interest expense for the three- and six-month periods ended June 30, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.95 and 0.89 percentage points for the three- and six-month periods ended June 30, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 8: INCOME TAXES

The net tax benefit of $1.0 million for the six-months ended June 30, 2003 resulted from a net loss before taxes of $4.0 million. Earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the six months ended June 30, 2003 are analyzed below:

-----------------------------------------------------------------------------
Six Months Ended June 30, 2003                      Amount             Rate
-----------------------------------------------------------------------------
(in thousands, except rate data)
Provision at statutory rate                        $(1,405)            35.0 %
State income taxes                                    (275)             6.8 %
Lower foreign tax rates and other                      716            (17.8)%
----------------------------------------------------------------------------
Total tax                                          $  (964)            24.0 %
----------------------------------------------------------------------------

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

Severance and Other Related Benefits

The Company is currently negotiating the sale of part of its business in Germany to a management-led buyout group. If the buyout does not occur, the Company would recognize and pay severance and other related benefits costs of approximately $2.8 million for an additional group of German employees. Even if the buyout does occur, the Company will retain severance and other related benefits liabilities in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the duration of employment with the buyout group.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden Inc. or one of its subsidiaries to guarantee the performance of either Belden Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at June 30, 2003 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $200.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $6.9 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at June 30, 2003 is $206.9 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

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

BUSINESS SEGMENT INFORMATION

----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2003                 ELECTRONICS     COMMUNICATIONS          OTHER     CONSOLIDATED
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                        $ 137,721        $   76,331          $      -      $214,052
AFFILIATE REVENUES                                    4,736               502            (5,238)            -
OPERATING EARNINGS/(LOSS)                             7,121            (1,520)           (3,062)        2,539
TOTAL ASSETS                                        424,895           290,467            40,153       755,515
=============================================================================================================

---------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002                 Electronics     Communications          Other     Consolidated
---------------------------------------------------------------------------------------------------------------
(in thousands)
External customer revenues                        $ 145,406        $   62,283          $      -      $207,689
Affiliate revenues                                    3,354               280            (3,634)            -
Operating earnings/(loss)                            14,918            (1,773)           (2,762)       10,383
Total assets                                        441,181           288,555             3,407       733,143
=============================================================================================================

---------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2002                   ELECTRONICS     COMMUNICATIONS          OTHER     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                        $ 274,760        $  135,601          $      -      $410,361
AFFILIATE REVENUES                                    6,860               981            (7,841)            -
OPERATING EARNINGS/(LOSS)                            14,097            (5,849)           (5,875)        2,373
-------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002                   Electronics     Communications          Other     Consolidated
---------------------------------------------------------------------------------------------------------------
(in thousands)
External customer revenues                        $ 282,424        $  132,340          $      -      $414,764
Affiliate revenues                                    5,689               950            (6,639)            -
Operating earnings/(loss)                             21,736             (102)           (5,670)       15,964
-------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

--------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                           2003                             2002
--------------------------------------------------------------------------------------------------------------
                                                                   PERCENT OF                       Percent of
                                                   REVENUES         REVENUES        Revenues         Revenues
--------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
United States                                      $128,237            60%          $133,722            64%
Canada                                               21,285            10%            11,347             6%
United Kingdom                                       19,262             9%            21,731            10%
Continental Europe                                   26,370            12%            22,955            11%
Rest of World                                        18,898             9%            17,934             9%
----------------------------------------------------------------------------------------------------------
Total                                              $214,052           100%          $207,689           100%
----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                             2003             2002
--------------------------------------------------------------------------------------------------------------
                                                                   PERCENT OF                       Percent of
                                                   REVENUES         REVENUES        Revenues         Revenues
--------------------------------------------------------------------------------------------------------------
(in thousands, except % data)
United States                                      $238,102            58%          $264,298            64%
Canada                                               43,117            11%            23,730             6%
United Kingdom                                       38,847             9%            43,017            10%
Continental Europe                                   53,440            13%            47,078            11%
Rest of World                                        36,855             9%            36,641             9%
----------------------------------------------------------------------------------------------------------
Total                                              $410,361           100%          $414,764           100%
----------------------------------------------------------------------------------------------------------

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

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results for the three- and six-month periods ended June 30, 2003 with the three- and six-month periods ended June 30, 2002.

---------------------------------------------------------------------------------------
                                        Three Months Ended           Six Months Ended
                                              June 30,                   June 30,
---------------------------------------------------------------------------------------
                                         2003        2002            2003       2002
---------------------------------------------------------------------------------------
(In thousands)
Revenues                               $ 214,052   $ 207,689       $ 410,361   $414,764
Gross profit                              29,717      36,545          56,749     69,018
Operating earnings                         2,539      10,383           2,373     15,964
Interest expense                           3,174       3,374           6,388      7,210
Income/(loss) before taxes                  (635)      7,009          (4,015)     8,754
Net income/(loss)                           (753)      4,696          (3,051)     5,865
=======================================================================================

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

The following table sets forth information comparing the Electronics segment operating results for the three- and six-month periods ended June 30, 2003 with the three- and six-month periods ended June 30, 2002.

-------------------------------------------------------------------------------------------------------
                                                      Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
-------------------------------------------------------------------------------------------------------
                                                      2003            2002        2003         2002
-------------------------------------------------------------------------------------------------------
(In thousands, except % data)
External customer revenues                         $ 137,721       $ 145,406    $ 274,760     $ 282,424
Affiliate revenues                                     4,736           3,354        6,860         5,689
Operating earnings                                     7,121          14,918       14,097        21,736
   As a percent of external customer revenues            5.2%           10.3%         5.1%          7.7%
=======================================================================================================

The following table sets forth information comparing the Communications segment operating results for the three- and six-month periods ended June 30, 2003 with the three- and six-month periods ended June 30, 2002.

---------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
---------------------------------------------------------------------------------------------------------------
                                                           2003           2002           2003           2002
---------------------------------------------------------------------------------------------------------------
(In thousands, except % data)
External customer revenues                               $ 76,331       $ 62,283       $ 135,601     $  132,340
Affiliate revenues                                            502            280             981            950
Operating earnings/(loss)                                  (1,520)        (1,773)         (5,849)          (102)
  As a percent of external customer revenues                 (2.0)%         (2.8)%          (4.3)%         (0.1)%
---------------------------------------------------------------------------------------------------------------

ACQUISITIONS

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly of the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. During 2003, the Company closed the Kingston facility and relocated production to other Company facilities. The Company recorded preliminary accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making substantially all payments against these accruals within one year of the acquisition date. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.

RESULTS OF OPERATIONS--
THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues increased 3.0% to $214.1 million in the three months ended June 30, 2003 from $207.7 million in the three months ended June 30, 2002 due to favorable currency translation on international revenues and the inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002, partially offset by reduced sales volume and decreased selling prices.

Favorable foreign currency translation on international revenues contributed 4.7 percentage points of revenue increase. The euro, British pound, Canadian dollar and Australian dollar appreciated in relation to the United States dollar from average exchange values of $0.92, $1.46, $0.64 and $0.55, respectively, in the second quarter of 2002 to $1.14, $1.62, $0.71 and $0.64, respectively, in the second quarter of 2003.

Revenues generated by NORCOM during the second quarter of 2003 in the amount of $9.7 million contributed 4.7 percentage points of revenue increase. The Company acquired NORCOM in the fourth quarter of 2002.

Decreased unit sales partially offset the positive impact that currency translation and NORCOM had on revenues by 5.7 percentage points. The Company experienced volume decreases in its sales of products with communications, networking, industrial and entertainment/OEM applications due primarily to unfavorable economic conditions in the United States, Europe and parts of Asia as well as capital spending reductions by the major communications companies.

Decreased product pricing partially offset the positive impact that currency translation and NORCOM had on revenues by 0.7 percentage points. This decrease resulted primarily from sales price reductions implemented on certain products with communications and networking applications partially offset by sales price increases implemented on certain products with industrial and entertainment/OEM applications.

Revenues in the United States, representing 59.9% of the Company's total revenues generated during the three months ended June 30, 2003, declined by 4.1% compared with revenues generated during the same period in 2002. This decline was attributed to a shortfall in sales of Electronics segment products that was partially offset by improvement in Communications segment product sales. United States revenues generated from the sale of Electronics segment products during the second quarter of 2003 declined by 12.4% compared with revenues generated during the second quarter of 2002. Revenues generated in the United States from the sale of Communications segment products during the three months ended June 30, 2003 increased by 12.2% compared with the same period in 2002. Absent the revenues generated by NORCOM during the second quarter of 2003, revenues generated in the United States from the sale of Communications segment products during the three months ended June 30, 2003 increased 11.5%.

Revenues in Canada represented 9.9% of the Company's total revenues for the quarter ended June 30, 2003. Canadian revenues for the second quarter of 2003 increased by 87.6% compared with revenues for the second quarter of 2002 due primarily to revenues generated by NORCOM and the impact of favorable currency translation partially offset by lower local currency revenues generated on the sale of products with industrial applications. Local currency revenues generated by NORCOM contributed 82.7 percentage points of revenue increase. The impact of favorable currency translation contributed 10.3 percentage points of revenue increase. Lower local currency revenues generated on the sale of products with industrial applications partially offset the positive impact that currency translation and NORCOM had on total Canadian revenues by 5.4 percentage points.

Revenues in the United Kingdom, representing 9.0% of the Company's total revenues generated during the second quarter of 2003, declined by 11.4% compared with revenues generated during the same period in 2002. Absent the impact of favorable currency translation, revenues generated for the second quarter of 2003 declined by 18.8% compared with revenues generated for the same period in 2002. This decline occurred due to a shortfall in demand for both Electronics segment and Communications segment products.

Revenues in Continental Europe represented 12.3% of the Company's total revenues for the quarter ended June 30, 2003. Continental European revenues generated during the second quarter of 2003 increased by 14.9% compared with revenues generated during the same period in 2002. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the second quarter of 2003 decreased by 13.0% compared with revenues generated during the same period of 2002. This decline occurred primarily due to a shortfall in demand for Electronics segment products.

Revenues from the rest of the world, representing 8.9% of the Company's total revenues generated during the three months ended June 30, 2003, increased by 5.4% from the same period in 2002. The increase represented favorable currency translation and stronger demand in Latin America and the Africa/Middle East markets partially offset by lower demand in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings/(loss) for the three months ended June 30, 2003 with the three months ended June 30, 2002.

--------------------------------------------------------------------------------------------------
                                                                                        Percent
                                                                                        Decrease
                                                                                     2003 Compared
Three Months Ended June 30,                            2003           2002             With 2002
--------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                         $ 29,717       $  36,545              (18.7)%
  As a percent of revenues                               13.9%           17.6%

Operating earnings                                   $  2,539       $  10,383              (75.5)%
  As a percent of revenues                                1.2%            5.0%

Income/(loss) before taxes                           $   (635)      $   7,009             (109.1)%
  As a percent of revenues                               (0.3)%           3.4%

Net income/(loss)                                    $   (753)      $   4,696             (116.0)%
  As a percent of revenues                               (0.4)%           2.3%
------------------------------------------------------------------------------------------------

Gross profit decreased 18.7% to $29.7 million in the three months ended June 30, 2003 from $36.5 million in the three months ended June 30, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices, the impact of sales price reductions taken on certain products with communications and networking applications and additional severance and other related benefits costs of $1.9 million recognized in the current quarter related to the completed and planned manufacturing facility closings in Australia and Germany, respectively. The impact of material, labor and overhead cost reductions partially offset the negative effect that volume, product costs, pricing and the additional severance costs had on the gross profit comparison. Gross profit as a percent of revenues declined by 3.7 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 75.5% to $2.5 million for the three months ended June 30, 2003 from $10.4 million for the three months ended June 30, 2002 due primarily to lower gross profit and additional asset impairment charges of $0.4 million recognized in the current quarter related to the planned manufacturing facility closing in Germany. Also contributing to the negative operating earnings comparison was an increase in selling, general and administrative expenses to $26.8 million in the second quarter of 2003 from $26.2 million for the second quarter of 2002 due primarily to the NORCOM acquisition in the fourth quarter of 2002, the unfavorable impact of currency translation and additional severance and other benefits costs of $0.6 million recognized in the current quarter related to the completed and planned manufacturing facility closings in Australia and Germany, respectively. However, selling, general and administrative expenses decreased to 12.5% of revenues in the second quarter of 2003 from 12.6% of revenues in the second quarter of 2002. Operating earnings as a percent of revenues declined by 3.8 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income/(loss) before taxes decreased 109.1% to a loss before taxes of $0.6 million in the three months ended June 30, 2003 from income before taxes of $7.0 million in the three months ended June 30, 2002 due mainly to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 5.9% to $3.2 million in the second quarter of 2003 from $3.4 million in the second quarter of 2002 due to lower average borrowings and marginally lower interest rates. Average debt outstanding during the second quarters of 2003 and 2002 was $200.1 million and $210.0 million, respectively. The Company's average interest rate was 6.6% in the second quarter of 2003 and 6.8% in the second quarter of 2002.

The Company's effective annual tax rate decreased to 24% through the quarter ended June 30, 2003 from an effective annual tax rate of 32% through the quarter ended June 30, 2002. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller anticipated annual pretax income amount ($2.0 million as determined at June 30, 2003 compared to $35.4 as determined at June 30, 2002).

Net income/(loss) decreased 116.0% to a net loss of $0.8 million in the three months ended June 30, 2003 from net income of $4.7 million in the three months ended June 30, 2002 due mainly to lower income/(loss) before taxes.

Electronics Segment

Revenues generated from sales to external customers decreased 5.3% to $137.7 million for the quarter ended June 30, 2003 from $145.4 million for the quarter ended June 30, 2002. The segment experienced lower sales volume on products with networking, industrial, entertainment/OEM and communications applications due to the unfavorable manufacturing economies in the United States, Europe and parts of Asia. The impact of price reductions taken on certain products with networking and communications applications also had a negative impact on the revenue comparison. The impact of these price reductions was partially offset by price increases taken on certain products with industrial and entertainment/OEM applications. Favorable currency translation on international revenues partially offset the negative impact that volume and pricing had on the revenue comparison.

Operating earnings decreased 52.3% to $7.1 million for the quarter ended June 30, 2003 from $14.9 million for the quarter ended June 30, 2002 due mainly to lower sales volumes, the impact of sales price reductions taken on certain products, rising petroleum-based commodities prices and additional severance and other benefits costs of $2.5 million and additional asset impairment costs of $0.4 million recognized in the current quarter related to the completed and planned manufacturing facility closings in Australia and Germany, respectively. The negative effect these factors had on operating earnings was partially offset by the impact of cost reductions related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures. As a percent of revenues from external customers, operating earnings decreased to 5.2% in the second quarter of 2003 from 10.3% in the second quarter of 2002 due to the previously mentioned items.

Communications Segment

The Communications segment recorded revenues generated on sales to external customers of $76.3 million for the quarter ended June 30, 2003, a 22.6% increase from revenues of $62.3 million for the quarter ended June 30, 2002. The revenue increase was due principally to improved distribution sales, favorable currency translation on international revenues and the inclusion of revenues in the amount of $9.7 million generated by NORCOM during the second quarter of 2003. The Company acquired NORCOM in the fourth quarter of 2002. The positive impact that improved distribution sales, currency translation and NORCOM had on the revenue comparison was partially offset by capital spending reductions by the major communications companies.

Operating loss improved 14.3% to $1.5 million for the quarter ended June 30, 2003 from $1.8 million for the quarter ended June 30, 2002 due primarily to increased revenues and the impact of cost reductions related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures. The positive impact that increased revenues and cost reductions had on the operating loss comparison was partially offset by higher product costs resulting from rising copper and petroleum-based commodities prices and increased production, selling, general and administrative costs and expenses due to the acquisition of NORCOM in the fourth quarter of 2002. Operating loss as a percent of revenues from external customers improved to (2.0)% in the quarter ended June 30, 2003 from (2.8)% in the same period of 2002 due to the previously mentioned items and the segment's ability to leverage its fixed costs over a higher revenue base.

RESULTS OF OPERATIONS--
SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues decreased 1.1% to $410.4 million in the six months ended June 30, 2003 from $414.8 million in the six months ended June 30, 2002 due to reduced sales volume and decreased selling prices partially offset by favorable currency translation on international revenues and the inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002.

Decreased unit sales contributed 9.1 percentage points of revenue decline. The Company experienced volume decreases in its sales of products with communications, networking, industrial and entertainment/OEM applications due primarily to unfavorable economic conditions in the United States, Europe and parts of Asia as well as capital spending reductions by the major communications companies.

Decreased product pricing contributed 0.7 percentage points of revenue decline. This decrease resulted primarily from sales price reductions implemented on certain products with communications and networking applications partially offset by sales price increases implemented on certain products with industrial and entertainment/OEM applications.

Favorable foreign currency translation on international revenues partially offset the negative impact that volume and pricing had on revenue comparisons by
4.6 percentage points. The euro, British pound, Canadian dollar and Australian dollar appreciated in relation to the United States dollar from average exchange values of $0.90, $1.44, $0.64 and $0.53, respectively, in the first half of 2002 to $1.10, $1.61, $0.69 and $0.62, respectively, in the first half of 2003.

The inclusion of revenues in the amount of $16.8 million generated by NORCOM also partially offset the negative impact that volume and pricing had on revenue comparisons by 4.1 percentage points.

Revenues in the United States, representing 58.0% of the Company's total revenues generated during the six months ended June 30, 2003, declined by 10.7% compared with revenues generated during the same period in 2002. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the first half of 2003 declined by 10.2% compared with revenues generated during the first half of 2002. Revenues generated in the United States from the sale of Communications segment products during the six months ended June 30, 2003 declined by 11.8% compared with the same period in 2002.

Revenues in Canada represented 10.5% of the Company's total revenues for the six-month period ended June 30, 2003. Canadian revenues for the first half of 2003 increased by 81.7% compared with revenues for the first six months of 2002 due primarily to revenues generated by NORCOM, increased demand for products with industrial applications and the impact of favorable currency translation. Local currency revenues generated by NORCOM contributed 68.4 percentage points to the revenue increase. Local currency revenues generated on the sale of products with industrial applications contributed 5.5 percentage points of the revenue increase. The impact of favorable currency translation contributed 7.8 percentage points of the revenue increase.

Revenues in the United Kingdom, representing 9.5% of the Company's total revenues generated during the first half of 2003, declined by 9.7% compared with revenues generated during the same period in 2002. Absent the impact of favorable currency translation, revenues generated for the first six months of 2003 declined by 17.7% compared with revenues generated for the same period in 2002. This decline occurred due to a shortfall in demand for both Electronics segment and Communications segment products.

Revenues in Continental Europe represented 13.0% of the Company's total revenues for the six-month period ended June 30, 2003. Continental European revenues generated during the first half of 2003 increased by 17.2% compared with revenues generated during the same period in 2002. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the first half of 2003 decreased by 10.2% compared with revenues generated during the same period of 2002. This decline occurred primarily due to a shortfall in demand for Electronics segment products.

Revenues from the rest of the world, representing 9.0% of the Company's total revenues generated during the six months ended June 30, 2003, increased by 3.4% from the same period in 2002. The increase represented favorable currency translation and stronger demand in Latin America and the Africa/Middle East markets partially offset by lower demand in the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings/(loss) for the six months ended June 30, 2003 with the six months ended June 30, 2002.

--------------------------------------------------------------------------------------------------
                                                                                        Percent
                                                                                        Decrease
                                                                                     2003 Compared
Six Months Ended June 30,                              2003            2002            With 2002
--------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                         $ 56,749       $  69,018              (17.8)%
  As a percent of revenues                               13.8%           16.6%

Operating earnings                                   $  2,373       $  15,964              (85.1)%
  As a percent of revenues                                0.6%            3.8%

Income/(loss) before taxes                           $ (4,015)      $   8,754             (145.9)%
  As a percent of revenues                               (1.0)%           2.1%

Net income/(loss)                                    $ (3,051)      $   5,865             (152.0)%
  As a percent of revenues                               (0.7)%           1.4%
------------------------------------------------------------------------------------------------

Gross profit decreased 17.8% to $56.7 million in the six months ended June 30, 2003 from $69.0 million in the six months ended June 30, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices, the impact of sales price reductions taken on certain products with communications and networking applications, additional severance and related benefits costs $1.9 million recognized in the second quarter of 2003 related to the completed and planned manufacturing facility closings in Australia and Germany, respectively, and a $1.4 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the first quarter of 2002. The impact of material, labor and overhead cost reductions as well as severance costs of $2.1 million related to headcount reductions in the Electronics segment recognized in the first quarter of 2002 partially offset the negative effect that volume, product costs, pricing, current-year severance costs and the prior-year litigation settlement had on the gross profit comparison. Gross profit as a percent of revenues declined by 2.8 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 85.1% to $2.4 million for the six months ended June 30, 2003 from $16.0 million for the six months ended June 30, 2002 due primarily to lower gross profit and additional asset impairment costs of $0.4 million recognized in the second quarter of 2003 related to the planned manufacturing facility closing in Germany. Also contributing to the negative operating earnings comparison was an increase in selling, general and administrative expenses to $54.0 million for the first half of 2003 from $53.1 million for the first half of 2002 due primarily to the NORCOM acquisition in the fourth quarter of 2002, the unfavorable impact of currency translation and additional severance and other related benefits costs of $0.6 million recognized in the second quarter of 2003 related to the completed and planned manufacturing facility closings in Australia and Germany, respectively. This unfavorable performance was somewhat mitigated by severance costs of $1.2 million recognized in the first quarter of 2002 related to headcount reductions in the Electronics segment as well as management reassignment costs of $0.5 million, bad debt expense of $0.3 million and increased litigation services costs of $0.2 million recognized in the second quarter of 2002. Selling, general and administrative expenses increased to 13.2% of revenues in the first six months of 2003 from 12.8% of revenues in the first half of 2002. Operating earnings as a percent of revenues declined by 3.2 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income/(loss) before taxes decreased 145.9% to a loss before taxes of $4.0 million in the six months ended June 30, 2003 from income before taxes of $8.8 million in the six months ended June 30, 2002 due mainly to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 11.4% to $6.4 million in the first half of 2003 from $7.2 million in the first half of 2002 due to lower average borrowings and marginally lower interest rates. Average debt outstanding during the first six months of 2003 and 2002 was $200.1 million and $224.0 million, respectively. The Company's average interest rate was 6.7% in the first half of 2003 and 6.8% in the first half of 2002.

The Company's effective annual tax rate decreased to 24% through the quarter ended June 30, 2003 from an effective annual tax rate of 32% through the quarter ended June 30, 2002. The tax rate decrease was due primarily to the relative benefit of permanent deductions to a smaller anticipated annual pretax income amount ($2.0 million as determined at June 30, 2003 compared to $35.4 as determined at June 30, 2002).

Net income/(loss) decreased 152.0% to a net loss of $3.1 million in the six months ended June 30, 2003 from net income of $5.9 million in the six months ended June 30, 2002 due mainly to lower income/(loss) before taxes.

Electronics Segment

Revenues generated from sales to external customers decreased 2.7% to $274.8 million for the six-month period ended June 30, 2003 from $282.4 million for the six-month period ended June 30, 2002. The segment experienced lower sales volume on products with networking, industrial, entertainment/OEM and communications applications due to the unfavorable manufacturing economies in the United States, Europe and parts of Asia. The impact of price reductions taken on certain products with networking and communications applications also had a negative impact on the revenue comparison. The impact of these price reductions was partially offset by price increases taken on certain products with industrial and entertainment/OEM applications. Favorable currency translation on international revenues partially offset the negative impact that volume and pricing had on the revenue comparison.

Operating earnings decreased 35.1% to $14.1 million for the six months ended June 30, 2003 from $21.7 million for the same period in 2002 due mainly to lower sales volumes, the impact of sales price reductions taken on certain products, rising petroleum-based commodities prices, additional severance and other related benefit costs of $2.5 million and additional asset impairment costs of $0.4 million recognized in the second quarter of 2003 related to the completed and planned manufacturing facility closings in Australia and Germany, respectively, and a $0.3 million favorable settlement from class action litigation regarding the pricing of copper futures recognized during the first quarter of 2002. The negative effect of sales volumes, price reductions, rising commodities prices, current-year severance and asset impairment costs and the prior-year litigation settlement had on the operating earnings comparison was partially offset by the impact of cost reductions related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures and severance costs of $3.3 million related to headcount reductions recognized during the first quarter of 2002. As a percent of revenues from external customers, operating earnings decreased to 5.1% in the first half of 2003 from 7.7% in the first half of 2002 due to the previously mentioned items and the segment's inability to leverage its fixed costs over a lower revenue base.

Communications Segment

The Communications segment recorded revenues generated on sales to external customers of $135.6 million for the six months ended June 30, 2003, a 2.5% increase from revenues of $132.3 million generated for the six months ended June 30, 2002. The revenue increase was due principally to favorable currency translation on international revenues, the inclusion of revenues in the amount of $16.8 million generated by NORCOM during the first half of 2003 and increased sales of products with communications applications to distribution customers. The positive impact of currency translation, NORCOM and increased distribution sales had on the revenue comparison was partially offset by capital spending reductions by the major communications companies.

Operating loss deteriorated to $5.8 million for the six months ended June 30, 2003 from $0.1 million for the six-month period ended June 30, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices, increased production, selling, general and administrative costs and expenses due to the acquisition of NORCOM in the fourth quarter of 2002 and a $1.1 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the first quarter of 2002. The impact of cost reductions related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures partially offset the negative effect that volume, rising commodity prices, the NORCOM acquisition and the litigation settlement had on the operating loss comparison. Operating loss as a percent of revenues from external customers deteriorated to (4.3)% in the six months ended June 30, 2003 from (0.1)% in the same period of 2002 due to the previously mentioned items and the segment's inability to leverage its fixed costs over a much lower revenue base.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's sources of cash liquidity include cash and cash equivalents, cash from operations and amounts available under uncommitted borrowing arrangements. The Company believes that these sources are sufficient to fund the current requirements for working capital, capital expenditures, dividends, and other financial commitments.

On June 27, 2003, the Company terminated its credit agreement with a group of 7 banks that provided for an aggregate $75 million unsecured, variable-rate and revolving credit facility. The Company is currently working with a bank group to finalize a new credit facility. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the terminated credit agreement or any successor credit facility to meet its capital expenditure, dividend and working capital requirements.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Cash Flow Statements.

SUMMARIZED CASH FLOW STATEMENTS

==================================================================================================
Six Months Ended June 30,                                                       2003        2002
--------------------------------------------------------------------------------------------------
(in thousands)

Net cash provided by (used in)
      Operating activities                                                    $ 41,064    $ 41,892
      Investing activities                                                     (11,061)    (15,564)
      Financing activities                                                      (2,468)    (27,948)
Effect of exchange rate changes on cash and cash equivalents                     1,495         242
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                              $ 29,030    $ (1,378)
--------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES

==================================================================================================
Six Months Ended June 30,                                                        2003        2002
--------------------------------------------------------------------------------------------------
(in thousands)

Net income/(loss)                                                             $ (3,051)   $  5,865
Depreciation and amortization                                                   18,115      19,539
Asset impairment charges                                                           375           -
Retirement plan savings contributions                                            1,909           -
Stock compensation                                                                 902         538
Decrease/(increase) in operating assets and liabilities, net                    22,814      15,950
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     $ 41,064    $ 41,892
==================================================================================================

Net cash provided by operating activities in the first half of 2003 totaled $41.1 million and included a $22.8 million net decrease in operating assets and liabilities. This net decrease in operating assets and liabilities resulted primarily from decreased inventories, receivables, and other net operating assets and liabilities partially offset by decreased accounts payable and accrued liabilities.

In 2003, the Company elected to fund certain contributions to its retirement savings plans with common stock held in treasury rather than with cash.

Net cash provided by operating activities in the first half of 2002 totaled $41.9 million and included a $16.0 million net decrease in operating assets and liabilities. This net decrease in operating assets resulted from decreased income taxes receivable and increased accounts payable and accrued liabilities partially offset by increased receivables and inventories.

NET CASH USED IN INVESTING ACTIVITIES

=========================================================================
Six Months Ended June 30,                              2003        2002
-------------------------------------------------------------------------
(in thousands)

Capital expenditures                                 $(11,147)   $(15,661)
Proceeds from disposal of long-lived assets                86          97
-------------------------------------------------------------------------
Net cash used in investing activities                $(11,061)   $(15,564)
=========================================================================

CAPITAL EXPENDITURES

=========================================================================
Six Months Ended June 30,                              2003        2002
-------------------------------------------------------------------------
(in thousands)

Capacity modernization and enhancement               $  9,461    $ 11,545
Capacity expansion                                        241       1,520
Other                                                   1,445       2,596
-------------------------------------------------------------------------
                                                     $ 11,147    $ 15,661
=========================================================================

Capital expenditures during the six months ended June 30, 2003 and 2002 represented 2.7% and 3.8%, respectively, of revenues for the same periods. Investment during both the first six months of 2003 and 2002 was utilized principally for maintaining and enhancing existing production capabilities.

NET CASH USED IN FINANCING ACTIVITIES

=========================================================================================
Six Months Ended June 30,                                              2003        2002
-----------------------------------------------------------------------------------------
(in thousands)

Net payments under long-term credit facility and credit agreements   $      -    $(26,723)
Proceeds from the exercise of stock options                                 -       1,271
Proceeds from employee stock purchase plan settlement                      61           -
Cash dividends paid                                                    (2,529)     (2,496)
-----------------------------------------------------------------------------------------
Net cash used in financing activities                                $ (2,468)   $(27,948)
=========================================================================================

During the six months ended June 30, 2003, dividends of $0.10 per share were paid to shareholders.

During the six months ended June 30, 2002, the Company repaid $26.7 million of debt. The repayments were funded primarily by cash flow from operations, which included $13.0 million from federal income tax refunds. Dividends of $0.10 per share were paid to shareholders for the same period.

Working Capital

The following table summarizes the Company's working capital position at June 30, 2003 and December 31, 2002.

=======================================================================================
                                                             JUNE 30,      December 31,
                                                               2003           2002
---------------------------------------------------------------------------------------
(in thousands, except current ratio)

Current assets
    Cash and cash equivalents                                $ 48,439      $     19,409
    Receivables                                               115,262           109,180
    Inventories                                               144,937           159,817
    Income taxes receivable                                     3,175             2,428
    Deferred income taxes                                      15,961            15,097
    Other current assets                                        5,168             7,818
---------------------------------------------------------------------------------------
       Total current assets                                  $332,942      $    313,749
---------------------------------------------------------------------------------------
       Total current assets less cash and cash equivalents   $284,503      $    294,340
Current liabilities
    Accounts payable and accrued liabilities                 $122,121      $    124,968
    Income taxes payable                                            -                 -
---------------------------------------------------------------------------------------
       Total current liabilities                             $122,121      $    124,968
---------------------------------------------------------------------------------------
Working capital(1)                                           $162,382      $    169,372
Current ratio(2)                                                 2.33              2.36
=======================================================================================

(1) Total current assets less cash and cash equivalents and total current liabilities

(2) Total current assets less cash and cash equivalents divided by total current liabilities

Current assets less cash and cash equivalents decreased $9.8 million, or 3.3%, from $294.3 million at December 31, 2002 to $284.5 million at June 30, 2003. Receivables increased $6.1 million during the six months ended June 30, 2003, despite the receipt of $12.5 million in minimum requirements contract compensation in January 2003, due to the unfavorable impact of currency translation on receivables denominated in currencies other than the United States dollar and the payment of annual sales incentive rebates to customers during the first quarter of 2003 that were originally reported as an allowance against receivables. Inventories decreased $14.9 million due to the impact of focused inventory reduction programs in both segments partially offset by the unfavorable impact of currency translation. Other current assets decreased $2.7 million due to the amortization of prepaid insurance and other prepaid costs and the sale of employee houses previously purchased by the Company as part of its employee relocation program partially offset by the impact of currency translation.

Current liabilities decreased $2.9 million, or 2.3%, from $125.0 million at December 31, 2002 to $122.1 million at June 30, 2003. Accounts payable and accrued liabilities decreased due primarily to severance payments totaling $9.2 million during the first half of 2003 partially offset by the impact of currency translation on accounts payable and accrued liabilities denominated in currencies other than the United States dollar. In regard to the severance payments, please refer to Note 6 of the Financial Statements.

Long-lived Assets

The following table summarizes the Company long-lived assets at June 30, 2003 and December 31, 2002.

============================================================
                                  JUNE 30,      December 31,
                                   2003             2002
------------------------------------------------------------
(in thousands)

Property, plant and equipment    $333,268       $    337,196
Goodwill and other intangibles     80,453             79,588
Other long-lived assets             8,852             13,006
------------------------------------------------------------
                                 $422,573       $    429,790
============================================================

Long-lived assets decreased $7.2 million, or 1.7%, from $429.8 million at December 31, 2002 to $422.6 million at June 30, 2003.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $3.9 million during the first half of 2003 due mainly to depreciation and the additional impairment related to the planned manufacturing facility closing in Germany.

Goodwill and other intangibles includes goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses, and the preliminary fair value of a major customer relationship acquired in the NORCOM acquisition. Goodwill and other intangibles increased $0.9 million during the first half of 2003 due primarily to the positive effect that currency exchange rates had on goodwill denominated in currencies other than the United States dollar. This positive effect more than offset amortization of the customer relationship intangible.

Included in other long-lived assets are the fair value of outstanding interest rate swap contracts, unamortized prepaid service fees associated with the Company's borrowing arrangements, long-lived pension fund prepayments and the carrying value of steel reels used to store and transport communications cable. Other long-lived assets decreased $4.2 million during the first half of 2003 due to the write-off of unamortized prepaid service fees associated with the Company's terminated credit agreement and a reduction in long-lived pension fund prepayments to recognize pension costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions.

Capital Structure

----------------------------------------------------------------------------------
                                    JUNE 30, 2003              December 31, 2002
----------------------------------------------------------------------------------
                                 AMOUNT      PERCENT           Amount      Percent
----------------------------------------------------------------------------------
(in thousands, except % data)

Long-term debt                  $202,921       39.2%          $203,242       39.8%
Stockholders' equity             314,796       60.8%           307,195       60.2%
---------------------------------------------------------------------------------
                                $517,717      100.0%          $510,437      100.0%
---------------------------------------------------------------------------------

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure increased $7.3 million due to an increase in stockholders' equity that was partially offset by a marginal reduction in long-term debt.

The Company had privately-placed debt of $200.0 million outstanding at June 30, 2003. Details regarding maturities and interest rates are shown below.

========================================================================================
                                          Principal     Maturity             Effective
                                           Balance        Date             Interest Rate
----------------------------------------------------------------------------------------
(in thousands, except % data)
Senior Notes, Series 1997-A                $75,000      08/11/2009(1)          6.92%
Senior Notes, Series 1999-A                 64,000(2)   09/01/2004             7.60%
Senior Notes, Series 1999-B                 44,000      09/01/2006             7.75%
Senior Notes, Series 1999-C                 17,000      09/01/2009             8.06%
========================================================================================

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

(2) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of June 30, 2003 of $66.9 million. Accordingly, total long-term debt, inclusive of the fair value adjustment for the notional principal on the outstanding interest rate swap agreements, recorded in the financial records as of the same date was $202.9 million.

The agreements for these private placements contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

At June 30, 2003, the Company had unsecured, uncommitted arrangements with 5 banks under which it could borrow up to $26.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at June 30, 2003.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At June 30, 2003, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at June 30, 2003 was $2.9 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, and $0.9 million pretax, or $0.03 per diluted share, were recorded as reductions to interest expense for the three- and six-month periods ended June 30, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.95 and 0.89 percentage points for the three- and six-month periods ended June 30, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Borrowings have the following scheduled maturities.

=====================================================================================================
                                                    Payments Due by Period
-----------------------------------------------------------------------------------------------------
                                         Less than            1-2              3-4             After
June 30, 2003               Total         1 year             years            years           4 years
-----------------------------------------------------------------------------------------------------
(in thousands)

Long-term debt (1)        $200,000       $       -          $64,000          $74,000          $52,000
=====================================================================================================

(1) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of June 30, 2003 of $66.9 million. Accordingly, total long-term debt, inclusive of the fair value adjustment for the notional principal on the outstanding interest rate swap agreements, recorded in the financial records as of the same date was $202.9 million.

Other Commercial Commitments

======================================================================================================================
                                                          Amount of Commitment Expiration Per Period
----------------------------------------------------------------------------------------------------------------------
                                                           Less than           1-3             4-5              After
June 30, 2003                              Total            1 year            years           years            5 years
----------------------------------------------------------------------------------------------------------------------
(in thousands)

Lines of credit                           $    -            $    -           $    -           $    -           $     -
Standby letters of credit                 13,049            13,049                -                -                 -
Guarantees                                 5,284             5,284                -                -                 -
Standby repurchase obligations                 -                 -                -                -                 -
Other commercial commitments                   -                 -                -                -                 -
----------------------------------------------------------------------------------------------------------------------
Total commercial commitments             $18,333           $18,333           $    -           $    -           $     -
======================================================================================================================

Stockholders' equity increased by $7.6 million, or 2.5%, during the first half of 2003 due primarily to a $4.7 million reduction of common stock held in treasury as a result of stock compensation plans settlement activity and employer contributions to the Company's retirement savings plan and a $10.3 million reduction of accumulated other comprehensive loss resulting from the positive effect of currency exchange rates on financial statement translation during the first half of 2003. These positive factors were partially offset by the net loss for the six months ended June 30, 2003 of $3.1 million, dividends of $2.5 million, a decrease of $1.3 million in additional paid-in capital resulting from the use of common stock held in treasury for stock compensation plans settlement activity and retirement savings plan employer contributions and an increase of $0.5 million in unearned deferred compensation due to restricted shares awarded in the first quarter of 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at June 30, 2003:

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

CRITICAL ACCOUNTING POLICIES

During the three- and six-month periods ended June 30, 2003:

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

OUTLOOK

The Company anticipates that market conditions for its Communications segment will include excess production capacity, pricing pressure on products with communications applications and continued utilization of thinly capitalized value-added resellers for product distribution for the remaining months in 2003. In addition, the Communications segment operations in Europe are largely dependent on one customer in the United Kingdom. Market conditions for the Company's Electronics segment are expected to remain constrained during the remaining months in 2003 and will also include excess production capacity and continued pricing pressure on products with networking applications. For both segments, the cost-saving initiatives taken during 2002, coupled with continued cost reduction efforts such as personnel reductions, product line curtailment and manufacturing facility consolidation in 2003, reflect the Company's efforts to adjust its cost structure to market demand.

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

The Company anticipates funding $19.7 million in costs accrued as of December 31, 2002 related to product line curtailment and planned manufacturing facility consolidation during 2003. These transactions will have a significant impact on the Company's cash flow in 2003. The Company also recorded $2.5 million of additional costs related to product line curtailment and planned manufacturing facility consolidation during the second quarter of 2003 that, accordingly, will have a negative effect on both operating results and cash flow for 2003. Annual savings of at least $10.0 million are anticipated as a result of the product line curtailment and planned manufacturing facility consolidation. Most of the savings will be achieved after completion of the manufacturing facility consolidations late in 2003.

The Company is currently negotiating the sale of part of its business in Germany to a management-led buyout group. If the buyout does not occur, the Company would recognize severance and other related benefits costs of approximately $2.8 million for an additional group of German employees. Accordingly, this would have a negative effect on operating results and, potentially, cash flow for 2003. Even if the buyout does occur, the Company will retain severance and other related benefits liabilities in the event the buyout group terminates transferred employees within three years of the buyout date.

The Company sold certain fully-impaired equipment and technology used for the production of deflection coils during the second quarter of 2003 and received a cash payment of $1.3 million. The Company cannot recognize a gain on the sale of the equipment until certain technical conditions of the sale are fulfilled. If the technical conditions of the sale are fulfilled, the sale would have a positive effect on operating results for 2003. If the technical conditions of the sale are not fulfilled, the Company will return the cash to the buyer and, in turn, accept return delivery of the equipment and technology.

The Company anticipates contributing cash of $6.8 million during 2003 ($2.1 million of which it had contributed as of June 20, 2003) and $15.0 million during 2004 to its defined benefit pension plans.

The Company's supply agreements with three major communications customers--one in the United States, one in the United Kingdom, and one in Canada--are up for renewal in 2003. The Company anticipates maintaining its relationship with each customer; however, there can be no assurance this will occur. Should the Company lose the supply agreement with the Canadian customer, it would likely not be required to pay certain contingent acquisition price liabilities currently recorded in the financial statements.

The Company anticipates a labor strike at one of its large LEC customers in the latter half of 2003 and has factored the impact of the strike into its financial outlook. If the strike is averted, this could have a positive effect on operating results for 2003.

The Company anticipates economic softness will continue into 2003 for some, perhaps most, geographic and market segments. Increases in revenues and operating income will be largely dependent on the level of investment by the technology and communications industries and on the timing of any general economic recovery. Management estimates third-quarter earnings per share will be in the range of $0.05 to $0.10, illustrating the success the Company has achieved implementing the operating improvement projects mentioned above.

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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: unfavorable economic conditions in the United States, Europe and parts of Asia (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability to successfully integrate the operations and businesses of acquired companies (including NORCOM and, in particular, the Company's ability to retain NORCOM's primary customers); the ability to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; changes in regulation affecting the business of communications companies and other customers; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and sales to two major international communications companies--one in the United Kingdom, the other in Canada); the Company's ability to successfully renew supply agreements with major communications customers in the United Kingdom and Canada; the Company's ability to complete current product curtailment and manufacturing facility consolidation programs at anticipated costs; the Company's ability to successfully negotiate a collective bargaining agreement renewal with organized personnel at one of the Company's major facilities in the upcoming quarter; the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in the Company's Annual Report on Form 10-K for 2002 and other Securities Act filings.

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

Debt Covenant Compliance Risk

On June 27, 2003, the Company terminated its credit agreement with a group of 7 banks that provided for an aggregate $75 million unsecured, variable-rate and revolving credit facility and contained affirmative and negative covenants including maintenance of a maximum leverage ratio, maintenance of a minimum interest coverage ratio and maintenance of minimum consolidated tangible net worth. The Company is currently working with a bank group to structure a new credit facility. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement or any successor credit facility to meet its capital expenditure, dividend and working capital requirements.

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2003, the Company held its regular Annual Meeting of Stockholders ("Meeting"). The stockholders considered three proposals. The necessary majority approved each proposal.

     Proposal 1:

         Election for a three-year term, three class I directors: Christopher I. Byrnes, John M. Monter and Whitson Sadler.

         Dr. Byrnes has served on the Company's Board of Directors since 1995. He received 22,129,820 votes for his reelection and 736,255 votes were withheld.

         Mr. Monter has served on the Company's Board of Directors since 2000. He received 22,129,823 votes for his reelection and 736,252 votes were withheld.

         Mr. Sadler has served on the Company's Board of Directors since 2000. He received 22,129,207 votes for his reelection and 736,868 votes were withheld.

         The Company also has other directors whose terms of office continue after the meeting. Lorne D. Bain, Arnold W. Donald and Bernard G. Rethore serve as class II directors until their terms expire in 2004.
         C. Baker Cunningham serves as a class III director until his term expires in 2005.

     Proposal 2:

         Approval of the Belden Inc. 2003 Employee Stock Purchase Plan. The voting on this proposal was as follows: for 18,949,901; against 820,680; and abstentions of 67,797.

     Proposal 3:

         Approval of the Belden Inc. 2003 Long-Term Incentive Plan. The voting on this proposal was as follows: for 17,342,841; against 2,405,511; and abstentions of 90,027.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Exhibit 10.1 Non-Employee Director Stock Award Agreement dated May 7, 2003 between Belden Inc. and Lorne D. Bain.

                           Separate Non-Employee Director Stock Award Agreements dated May 7, 2003 were executed between Belden Inc. and the following individuals--Christopher I. Byrnes; Arnold W. Donald; John M. Monter; Bernard G. Rethore and Whitson Sadler. Due to the similarity in both form and content of these agreements to the agreement filed as Exhibit 10.1, these agreements have not been filed as exhibits to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

     Exhibit 31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     On April 25, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company's financial results for the three-month period ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BELDEN INC.

Date: August 13, 2003             By: /s/ C. Baker Cunningham
                                      -----------------------------------
                                      C. Baker Cunningham
                                      Chairman of the Board, President
                                            and Chief Executive Officer

Date: August 13, 2003             By: /s/ Richard K. Reece
                                      -----------------------------------
                                      Richard K. Reece
                                      Vice President, Finance
                                            and Chief Financial Officer