Form 10-Q
period 2003-09-30
BELDEN INC
filed 2003-11-14
CIK 910134

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                  Yes     [X]          No [ ]

                  Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 12, 2003: 25,448,538 shares

================================================================================

Exhibit Index on Page 35                                            Page 1 of 36

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,         December 31,
                                                                                  2003                  2002
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents                                                   $   62,130           $   19,409
    Receivables                                                                    112,287              109,180
    Inventories                                                                    130,169              159,817
    Income taxes receivable                                                          8,117                2,428
    Deferred income taxes                                                           19,258               15,097
    Other current assets                                                             5,694                7,818
---------------------------------------------------------------------------------------------------------------
       Total current assets                                                        337,655              313,749
Property, plant and equipment, less accumulated depreciation                       327,176              337,196
Goodwill and other intangibles, less accumulated amortization                       80,639               79,588
Other long-lived assets                                                              6,262               13,006
---------------------------------------------------------------------------------------------------------------
                                                                                $  751,732           $  743,539
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                    $  110,705           $  124,968
    Current maturities of long-term debt                                            66,921                    -
---------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                   177,626              124,968
Long-term debt                                                                     136,000              203,242
Postretirement benefits other than pensions                                         10,292               10,732
Deferred income taxes                                                               77,958               71,470
Other long-term liabilities                                                         32,970               25,932
Stockholders' equity
    Preferred stock                                                                      -                    -
    Common stock                                                                       262                  262
    Additional paid-in capital                                                      39,488               40,917
    Retained earnings                                                              296,881              302,900
    Accumulated other comprehensive loss                                            (6,359)             (17,859)
    Unearned deferred compensation                                                  (2,097)              (2,014)
    Treasury stock                                                                 (11,289)             (17,011)
---------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                  316,886              307,195
---------------------------------------------------------------------------------------------------------------
                                                                                $  751,732           $  743,539
===============================================================================================================

See accompanying notes.

CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
----------------------------------------------------------------------------------------------------------------------
                                                             2003             2002            2003             2002
----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Revenues                                                  $  207,568       $  199,514      $  617,929       $  614,278
Cost of sales                                                177,539          165,545         531,151          511,291
----------------------------------------------------------------------------------------------------------------------
    Gross profit                                              30,029           33,969          86,778          102,987
Selling, general and administrative expenses                  27,736           26,712          81,760           79,766
Other operating expense                                            -                -             352                -
----------------------------------------------------------------------------------------------------------------------
    Operating earnings                                         2,293            7,257           4,666           23,221
Interest expense                                               3,046            3,324           9,434           10,534
----------------------------------------------------------------------------------------------------------------------
    Income/(loss) before taxes                                  (753)           3,933          (4,768)          12,687
Income tax expense/(benefit)                                  (1,586)           1,171          (2,550)           4,060
----------------------------------------------------------------------------------------------------------------------
    Net income/(loss)                                     $      833       $    2,762      $   (2,218)      $    8,627
======================================================================================================================
Basic average shares outstanding                              25,334           24,764          25,135           24,742
Basic earnings/(loss) per share                           $      .03       $      .11      $     (.09)      $      .35
======================================================================================================================
Diluted average shares outstanding                            25,611           24,837          25,135           24,942
Diluted earnings/(loss) per share                         $      .03       $      .11      $     (.09)      $      .35
======================================================================================================================
Dividends declared per share                              $      .05       $      .05      $      .15       $      .15
======================================================================================================================

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)

Nine Months Ended September 30,                                                          2003             2002
-----------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
    Net income/(loss)                                                                 $   (2,218)      $    8,627
    Adjustments to reconcile net income/(loss) to net cash provided by operating activities
       Depreciation and amortization                                                      26,865           29,356
       Asset impairment charges                                                              352                -
       Retirement savings plan contributions                                               2,811                -
       Stock compensation                                                                  1,253              767
       Changes in operating assets and liabilities (1)
          Receivables                                                                      3,564           (3,175)
          Inventories                                                                     36,242            7,599
          Accounts payable and accrued liabilities                                       (23,104)           6,144
          Current and deferred income taxes, net                                          (3,485)          17,797
          Other assets and liabilities, net                                               16,654             (661)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                                   58,934           66,454
Cash flows from investing activities
    Capital expenditures                                                                 (13,994)         (26,493)
    Proceeds from disposal of long-lived assets                                              159              167
-----------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                                     (13,835)         (26,326)
Cash flows from financing activities
    Net payments under long-term credit facility and credit agreements                         -          (30,717)
    Proceeds from employee stock purchase plan settlement                                     61                -
    Proceeds from exercise of stock options                                                   85            1,198
    Cash dividends paid                                                                   (3,801)          (3,742)
-----------------------------------------------------------------------------------------------------------------
              Net cash used for financing activities                                      (3,655)         (33,261)
Effect of exchange rate changes on cash and cash equivalents                               1,277              (52)
-----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                     42,721            6,815
Cash and cash equivalents, beginning of period                                            19,409            2,799
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $   62,130       $    9,614
=================================================================================================================
Supplemental cash flow information
    Income tax refunds received                                                       $   10,574       $   16,437
    Income taxes paid                                                                    (11,926)          (2,750)
    Interest paid, net of amount capitalized                                             (14,645)         (14,696)
=================================================================================================================

See accompanying notes.

(1) Net of the effects of exchange rate changes and acquired businesses.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                                                                          Accumulated
                                                                                             Unearned        Other
                                                  Common   Paid-In   Retained   Treasury     Deferred    Comprehensive
                                                   Stock   Capital   Earnings    Stock     Compensation       Loss       Total
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 2001                       $262    $43,773   $323,671   $(25,603)    $(1,233)       $(26,625)   $314,245

Net income                                                              8,627                                              8,627

Foreign currency translation adjustments                                                                      12,449      12,449

Unrealized loss on derivative instruments                                                                        245         245
                                                                                                                        --------

  Comprehensive income                                                                                                    21,321

Issuance of treasury stock
  Exercise of stock options                                   (593)                1,791                                   1,198
  Stock compensation                                          (426)                2,464      (1,885)                        153
  Employee stock purchase plan                                 (51)                  (81)                                   (132)

Amortization of unearned deferred compensation                                                   767                         767

Cash dividends ($.05 per share)                                        (3,742)                                            (3,742)

--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                      $262    $42,703   $328,556   $(21,429)    $(2,351)       $(13,931)   $333,810
================================================================================================================================

Balance at December 31, 2002                       $262    $40,917   $302,900   $(17,011)    $(2,014)       $(17,859)   $307,195

Net loss                                                               (2,218)                                            (2,218)

Foreign currency translation adjustments                                                                      11,564      11,564

Minimum pension liability adjustments                                                                            (64)        (64)
                                                                                                                        --------

  Comprehensive income                                                                                                     9,282

Issuance of treasury stock
  Exercise of stock options                                     (1)                   86                                      85
  Stock compensation                                          (560)                1,896      (1,234)                        102
  Employee stock purchase plan                                 (17)                   78                                      61
  Retirement savings plan contributions                       (851)                3,662                                   2,811

Amortization of unearned deferred compensation                                                 1,151                       1,151

Cash dividends ($.05 per share)                                        (3,801)                                            (3,801)

--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                      $262    $39,488   $296,881   $(11,289)    $(2,097)       $ (6,359)   $316,886
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

Acquisitions

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly on the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. During 2003, the Company closed the Kingston facility and relocated production to other Company facilities. The Company recorded accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making substantially all payments against these accruals within one year of the acquisition date. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.

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

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company's stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
-------------------------------------------------------------------------------------------------------------
                                                              2003         2002         2003            2002
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
AS REPORTED
  Stock-based employee compensation cost, net of tax         $ 248        $  205       $   712         $  522
  Net income/(loss)                                            833         2,762        (2,218)         8,627
  Basic earnings/(loss) per share                              .03           .11          (.09)           .35
  Diluted earnings/(loss) per share                            .03           .11          (.09)           .35

PRO FORMA
  Stock-based employee compensation cost, net of tax         $ 489        $  660       $ 1,644         $2,030
  Net income/(loss)                                            592         2,307        (3,150)         7,119
  Basic earning/(loss) per share                               .02           .09          (.13)           .29
  Diluted earnings/(loss) per share                            .02           .09          (.13)           .29
=============================================================================================================

The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

There were no stock options or stock purchase rights granted during the three-month periods ended September 30, 2003 and 2002.

For the nine-month period ended September 30, 2003 and 2002, weighted average assumptions used to determine the fair values of the stock options and stock purchase rights granted during each period included the following:

                                                        Nine Months Ended
                                                          September 30,
--------------------------------------------------------------------------
                                                        2003          2002
--------------------------------------------------------------------------
Dividend yield                                         10.71%          6.61%
Expected volatility                                    41.86%         39.14%
Expected life (in years)                                7.00           7.00
Risk free interest rate                                 3.40%          4.60%
===========================================================================

For the nine-month periods ended September 30, 2003 and 2002, the weighted average per share fair value of options granted under the Incentive Plans and purchase rights granted under the Stock Purchase Plans during each period were as follows:

                                                      Nine Months Ended
                                                        September 30,
------------------------------------------------------------------------
                                                     2003           2002
------------------------------------------------------------------------
Incentive Plan                                      $5.92          $4.46
Stock Purchase Plan                                     -              -
========================================================================

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

Shipping and Handling Costs

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs totaling $1.6 million and $2.0 million were included in selling, general and administrative expenses for the three-month periods ended September 30, 2003 and 2002, respectively. Certain handling costs totaling $4.8 million and $5.3 million were included in selling, general and administrative expenses for the nine-month periods ended September 30, 2003 and 2002, respectively.

NOTE 2: SHARE INFORMATION

                                                             Common Stock         Treasury Stock
------------------------------------------------------------------------------------------------
(number of shares in thousands)
Balance at December 31, 2001                                    26,204                (1,443)
Issuance/(return) of treasury stock
 Exercise of stock options                                           -                    69
 Stock compensation                                                  -                    91
 Employee stock purchase plan settlement                             -                     1
--------------------------------------------------------------------------------------------
Balance at September 30, 2002                                   26,204                (1,282)
============================================================================================

BALANCE AT DECEMBER 31, 2002                                    26,204                (1,091)
ISSUANCE OF TREASURY STOCK
 EXERCISE OF STOCK OPTIONS                                           -                     5
 STOCK COMPENSATION                                                  -                   103
 EMPLOYEE STOCK PURCHASE PLAN SETTLEMENT                             -                     4
 RETIREMENT SAVINGS PLAN CONTRIBUTIONS                               -                   200
--------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                                   26,204                  (779)
============================================================================================

NOTE 3: EARNINGS/(LOSS) PER SHARE

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
---------------------------------------------------------------------------------------------------------------
                                                              2003          2002          2003           2002
---------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Numerator
  Net income/(loss)                                         $    833      $  2,762      $ (2,218)      $  8,627
===============================================================================================================
Denominator
  Denominator for basic earnings/(loss) per share -
    adjusted weighted average shares                          25,334        24,764        25,135         24,742
Effect of dilutive common stock equivalents                      277            73             -            200
---------------------------------------------------------------------------------------------------------------
  Denominator for dilutive earnings/(loss) per share -
    adjusted weighted average shares                          25,611        24,837        25,135         24,942
===============================================================================================================
Basic earnings/(loss) per share                             $    .03      $    .11      $   (.09)      $    .35
===============================================================================================================
Diluted earnings/(loss) per share                           $    .03      $    .11      $   (.09)      $    .35
===============================================================================================================

For the three-month periods ended September 30, 2003 and 2002, the Company did not include 1.3 million and 1.6 million outstanding common stock equivalents, respectively, because they were antidilutive.

Due to the Company's net loss for the nine months ended September 30, 2003, it did not include any outstanding common stock equivalents in the fully diluted computation because they were antidilutive. For the nine months ended September 30, 2002, the Company did not include 0.9 million average outstanding common stock equivalents in the fully diluted computation because they were antidilutive.

NOTE 4: ACCUMULATED OTHER COMPREHENSIVE LOSS

                                        Foreign         Unrealized                       Accumulated
                                        Currency      Gain/(Loss) on      Minimum           Other
                                       Translation      Derivative        Pension        Comprehensive
                                       Adjustments      Instruments      Liability           Loss
------------------------------------------------------------------------------------------------------
(in thousands)
Balance at December 31, 2001           $  (24,474)      $     (245)      $   (1,906)      $  (26,625)
            Current Period Change          12,449              245                -           12,694
----------------------------------------------------------------------------------------------------
Balance at September 30, 2002          $  (12,025)      $        -       $   (1,906)      $  (13,931)
----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002           $   (3,117)      $        -       $  (14,742)      $  (17,859)
            CURRENT PERIOD CHANGE          11,564                -              (64)          11,500
----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003          $    8,447       $        -       $  (14,806)      $   (6,359)
====================================================================================================

Minimum pension liability at September 30, 2003 and 2002 is presented net of deferred taxes in the amount of $9.5 million and $1.2 million, respectively.

NOTE 5: INVENTORIES

                                                                 SEPTEMBER 30,          December 31,
                                                                      2003                  2002
----------------------------------------------------------------------------------------------------
 (in thousands)
Raw materials                                                      $  21,106            $   22,988
Work-in-process                                                       17,657                21,673
Finished goods                                                       107,180               134,375
Perishable tooling and supplies                                        4,254                 4,887
--------------------------------------------------------------------------------------------------
    Gross inventories                                                150,197               183,923
Excess of current standard costs over LIFO costs                      (6,320)               (5,596)
Obsolescence and other reserves                                      (13,708)              (18,510)
--------------------------------------------------------------------------------------------------
    Net inventories                                                $ 130,169            $  159,817
==================================================================================================

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market. Costs include direct material, direct labor and applicable production overhead costs.

NOTE 6: ACCRUED SEVERANCE AND OTHER RELATED BENEFITS

Acquisition-Related Severance and Other Related Benefits

On December 31, 2002, the Company accrued severance and other related benefits costs of $11.3 million associated with the announced manufacturing facility closing in Canada in connection with the NORCOM acquisition. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire NORCOM in accordance with Emerging Issues Task Force Abstract (EITF) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 197 employees were eligible for severance payments. The Company anticipates making substantially all severance payments against this accrual within one year of the accrual date.

Facility Consolidation Severance and Other Related Benefits

On December 31, 2002, the Company recorded severance and other related benefits costs in the amount of $8.3 million related to the announced manufacturing facility closings in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $2.5 million related to the manufacturing facility closings in Germany and Australia as operating expense ($1.9 million in cost of sales and $0.6 million in selling, general and administrative expenses). 259 employees were eligible for severance payments, subject to finalization of negotiations under collective bargaining agreements. The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

Other Severance and Other Related Benefits

In the third quarter of 2003, the Company recorded severance and other related benefits costs in the amount of $1.9 million related to involuntary personnel reductions within the Electronics segment in the United States, Canada and the Netherlands as operating expense ($0.9 million in cost of sales and $1.0 million in selling, general and administrative expenses) in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. 108 employees were notified, prior to September 30, 2003, of their pending termination as well as the amount of severance and other related benefits they should expect to receive.

In the third quarter of 2003, the Company recorded severance and other related benefits costs in the amount of $0.5 million related to voluntary personnel reductions within the Electronics segment in the United States as operating expense ($0.1 million in cost of sales and $0.4 million in selling, general and administrative expenses) in accordance with SFAS No. 88, Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Eight employees were offered and accepted voluntary termination packages prior to September 30, 2003.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during the three months ended September 30, 2003:

                                               Acquisition-                                               Total Number
                                                 Related        Facility        Other       Total         of Employees
                                                Severance     Consolidation   Severance   Severance       Eligible for
                                                and Other     Severance and   and Other   and Other       Severance and
                                                 Related      Other Related    Related     Related        Other Related
                                                 Benefits        Benefits      Benefits   Benefits          Benefits
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except number of employees)
Balance at June 30, 2003                       $      3,673   $       8,136   $       -   $  11,809            229
Cash payments/terminations                           (2,256)         (3,680)       (135)     (6,071)           (94)
Foreign currency translation                            (51)            (26)         12         (65)             -
Charges/other adjustments                                 -             (60)      2,445       2,385            104
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                  $      1,366   $       4,370   $   2,322   $   8,058            239
-----------------------------------------------------------------------------------------------------------------------

The following table sets forth termination activity that occurred during the nine months ended September 30, 2003:

                                               Acquisition-                                               Total Number
                                                 Related        Facility        Other       Total         of Employees
                                                Severance     Consolidation   Severance   Severance       Eligible for
                                                and Other     Severance and   and Other   and Other       Severance and
                                                 Related      Other Related    Related     Related        Other Related
                                                 Benefits        Benefits      Benefits   Benefits          Benefits
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except number of employees)
Balance at December 31, 2002                    $    11,317   $       8,344   $       -   $  19,661             430
Cash payments/terminations                           (8,242)         (6,902)       (135)    (15,279)           (340)
Foreign currency translation                          1,143             536          12       1,691               -
Charges/other adjustments                            (2,852)          2,392       2,445       1,985             149
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                   $     1,366   $       4,370   $   2,322   $   8,058             239
-----------------------------------------------------------------------------------------------------------------------

Charges/other adjustments for acquisition-related severance and other related benefits reflects the reduction of charges originally accrued as of the acquisition date due to unanticipated early retirements of identified employees. In accordance with SFAS No. 141, Business Combinations, the original purchase price allocation for the NORCOM acquisition was revised, resulting in a like reduction in property, plant and equipment. Charges/other adjustments for facility consolidation severance and other related benefits reflects additional charges recognized during the second quarter of 2003 related to the completed and planned manufacturing facility closures in Australia and Germany, respectively. Charges/other adjustments for other severance and other related benefits reflects charges recognized during the third quarter of 2003 related to Electronics segment personnel reductions in the United States, Canada and the Netherlands.

NOTE 7: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Credit Agreement

The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 ("Credit Agreement"). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75 million expiring in June 2006. In general, the Company's assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company's excess borrowing availability falls below $25.0 million. The Company's borrowing capacity under the Credit Agreement as of October 9, 2003 was $62.8 million.

The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital requirements.

Short-Term Borrowings

At September 30, 2003, the Company had unsecured, uncommitted arrangements with 4 banks under which it could borrow up to $28.5 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at September 30, 2003.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At September 30, 2003, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at September 30, 2003 was $2.9 million.

Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, and $1.4 million pretax, or $0.03 per diluted share, were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.72 and 0.80 percentage points for the three- and nine-month periods ended September 30, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

NOTE 8: INCOME TAXES

The net tax benefit of $2.6 million for the nine months ended September 30, 2003 resulted from a net loss before taxes of $4.8 million. Earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the applicable statutory United States tax rate for the nine months ended September 30, 2003 are analyzed below:

Nine Months Ended September 30, 2003                            Amount              Rate
----------------------------------------------------------------------------------------
(in thousands, except rate data)
Benefit at statutory rate                                      $ (1,669)            35.0%
State income taxes                                                 (346)             7.3%
Higher foreign tax rates and other, net                            (535)            11.2%
----------------------------------------------------------------------------------------
Total tax benefit                                              $ (2,550)            53.5%
----------------------------------------------------------------------------------------

The Company's effective nine-month tax rate increased to 53.5% through the quarter ended September 30, 2003 from an effective annual tax rate of 32.0% through the quarter ended September 30, 2002. The net tax rate increase was due to a mix shift in pretax income toward taxing jurisdictions with comparatively higher tax rates and the relative benefit of permanent deductions to the nine-month pretax loss for 2003 as compared to the nine-month pretax income for 2002 partially offset by a valuation allowance of $1.2 million against foreign net operating loss carryforwards in 2003.

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

Severance and Other Related Benefits

The Company is currently negotiating the sale of part of its business in Germany to a management-led buyout group. If the buyout does not occur, the Company would recognize and pay severance and other related benefits costs of approximately $2.8 million for an additional group of German employees. Even if the buyout does occur, the Company will retain liability for severance and other related benefits in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the duration of employment with the buyout group.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden Inc. or one of its subsidiaries to guarantee the performance of either Belden Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at September 30, 2003 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $200.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $6.9 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at September 30, 2003 is $206.9 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

NOTE 10: BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company conducts its operations through two business segments -- the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM and communications applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold through distribution or to local exchange carriers (LECs) either directly or through value-added resellers designated by the LECs.

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

BUSINESS SEGMENT INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2003                  ELECTRONICS    COMMUNICATIONS     OTHER     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                             $   137,527    $       70,041     $    -    $    207,568
AFFILIATE REVENUES                                             135               802       (937)              -
OPERATING EARNINGS/(LOSS)                                    7,835            (3,094)    (2,448)          2,293
TOTAL ASSETS                                               383,588           307,239     60,905         751,732
---------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 2002                  Electronics    Communications      Other    Consolidated
---------------------------------------------------------------------------------------------------------------
(in thousands)
External customer revenues                             $   142,085    $       57,429     $    -    $    199,514
Affiliate revenues                                           2,159               397     (2,556)              -
Operating earnings/(loss)                                   10,549              (606)    (2,686)          7,257
Total assets                                               432,966           283,562     12,374         728,902
---------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2003                   ELECTRONICS    COMMUNICATIONS      OTHER    CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
EXTERNAL CUSTOMER REVENUES                             $   412,287    $      205,642     $    -    $    617,929
AFFILIATE REVENUES                                           6,995             1,783     (8,778)              -
OPERATING EARNINGS/(LOSS)                                   21,932            (8,943)    (8,323)          4,666
---------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2002                   Electronics    Communications      Other    Consolidated
---------------------------------------------------------------------------------------------------------------
(in thousands)
External customer revenues                             $   424,509    $      189,769     $    -    $    614,278
Affiliate revenues                                           7,848             1,347     (9,195)              -
Operating earnings/(loss)                                   32,285              (708)    (8,356)         23,221
---------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

Three Months Ended September 30,                                           2003                      2002
---------------------------------------------------------------------------------------------------------
                                                                     PERCENT OF                Percent of
                                                         REVENUES      REVENUES    Revenues      Revenues
---------------------------------------------------------------------------------------------------------
(in thousands, except % data)
United States                                            $125,690       60.5%      $129,673       65.0%
Canada                                                     19,142        9.2%        13,480        6.8%
United Kingdom                                             20,627        9.9%        19,665        9.9%
Continental Europe                                         23,979       11.6%        20,115       10.1%
Rest of World                                              18,130        8.8%        16,581        8.2%
---------------------------------------------------------------------------------------------------------
Total                                                    $207,568      100.0%      $199,514      100.0%
---------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                                            2003                      2002
---------------------------------------------------------------------------------------------------------
                                                                     PERCENT OF                Percent of
                                                         REVENUES      REVENUES    Revenues      Revenues
---------------------------------------------------------------------------------------------------------
(in thousands, except % data)
United States                                            $363,792       58.9%      $395,361       64.4%
Canada                                                     62,259       10.1%        37,210        6.1%
United Kingdom                                             59,474        9.6%        62,683       10.2%
Continental Europe                                         77,420       12.5%        66,487       10.8%
Rest of World                                              54,984        8.9%        52,537        8.5%
---------------------------------------------------------------------------------------------------------
Total                                                    $617,929      100.0%      $614,278      100.0%
---------------------------------------------------------------------------------------------------------

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

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing consolidated operating results for the three- and nine-month periods ended September 30, 2003 with the three- and nine-month periods ended September 30, 2002.

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
--------------------------------------------------------------------------------------------
                                              2003         2002         2003         2002
--------------------------------------------------------------------------------------------
(In thousands)
Revenues                                   $  207,568   $  199,514   $  617,929   $  614,278
Gross profit                                   30,029       33,969       86,778      102,987
Operating earnings                              2,293        7,257        4,666       23,221
Interest expense                                3,046        3,324        9,434       10,534
Income/(loss) before taxes                       (753)       3,933       (4,768)      12,687
Net income/(loss)                                 833        2,762       (2,218)       8,627
--------------------------------------------------------------------------------------------

BUSINESS SEGMENTS

The Company conducts its operations through two business segments -- the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM and communications applications. These products are sold chiefly through distribution. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold through distribution or to local exchange carriers (LECs) either directly or through value-added resellers (VARs) designated by the LECs.

The following table sets forth information comparing the Electronics segment operating results for the three- and nine-month periods ended September 30, 2003 with the three- and nine-month periods ended September 30, 2002.

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
---------------------------------------------------------------------------------------------------
                                                  2003          2002          2003          2002
---------------------------------------------------------------------------------------------------
(In thousands, except % data)
External customer revenues                     $  137,527    $  142,085    $  412,287    $  424,509
Affiliate revenues                                    135         2,159         6,995         7,848
Operating earnings                                  7,835        10,549        21,932        32,285
  As a percent of external customer revenues          5.7%          7.4%          5.3%          7.6%
---------------------------------------------------------------------------------------------------

The following table sets forth information comparing the Communications segment operating results for the three- and nine-month periods ended September 30, 2003 with the three- and nine-month periods ended September 30, 2002.

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
---------------------------------------------------------------------------------------------------
                                                  2003          2002          2003          2002
---------------------------------------------------------------------------------------------------
(In thousands, except % data)
External customer revenues                     $   70,041    $   57,429    $  205,642    $  189,769
Affiliate revenues                                    802           397         1,783         1,347
Operating loss                                     (3,094)         (606)       (8,943)         (708)
  As a percent of external customer revenues         (4.4)%        (1.1)%        (4.3)%        (0.4)%
---------------------------------------------------------------------------------------------------

ACQUISITIONS

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to adjustments for asset values as of the closing date, with additional contingency payments for up to three years which could total as much as $6.7 million depending mainly on the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. During 2003, the Company closed the Kingston facility and relocated production to other Company facilities. The Company recorded accrued severance and other plant closing costs incident to the purchase in 2002. The Company anticipates making substantially all payments against these accruals within one year of the acquisition date. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.

RESULTS OF OPERATIONS --

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues increased 4.0% to $207.6 million in the three months ended September 30, 2003 from $199.5 million in the three months ended September 30, 2002 due to favorable currency translation on international revenues and the inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002, partially offset by reduced sales volume and decreased selling prices.

Favorable foreign currency translation on international revenues contributed 3.1 percentage points of revenue increase. The euro, British pound, Canadian dollar and Australian dollar appreciated in relation to the United States dollar from average exchange values of $0.98, $1.55, $0.64 and $0.55, respectively, in the third quarter of 2002 to $1.13, $1.61, $0.73 and $0.66, respectively, in the third quarter of 2003.

Revenues generated by NORCOM during the third quarter of 2003 in the amount of $7.9 million contributed 3.9 percentage points of revenue increase. The Company acquired NORCOM in the fourth quarter of 2002.

Decreased unit sales partially offset the positive impact that currency translation and NORCOM had on revenues by 2.8 percentage points. The Company experienced volume decreases in its sales of products with networking, industrial and entertainment/OEM applications due primarily to unfavorable economic conditions in the United States, Europe and parts of Asia. These decreases were partially offset by a volume increase in sales of products with communications applications.

Decreased product pricing partially offset the positive impact that currency translation and NORCOM had on revenues by 0.2 percentage points. This decrease resulted primarily from sales price reductions implemented on certain products with communications and networking applications partially offset by sales price increases implemented on certain products with industrial and entertainment/OEM applications.

Revenues in the United States, representing 60.5% of the Company's total revenues generated during the three months ended September 30, 2003, declined by 3.1% compared with revenues generated during the same period in 2002. This decline was attributed to a shortfall in sales of Electronics segment products that was partially offset by improvement in Communications segment product sales. United States revenues generated from the sale of Electronics segment products during the third quarter of 2003 declined by 7.1% compared with revenues generated during the third quarter of 2002. Revenues generated in the United States from the sale of Communications segment products during the three months ended September 30, 2003 increased by 5.2% compared with the same period in 2002.

Revenues in Canada represented 9.2% of the Company's total revenues for the quarter ended September 30, 2003. Canadian revenues for the third quarter of 2003 increased by 42.0% compared with revenues for the third quarter of 2002 due primarily to revenues generated by NORCOM and the impact of favorable currency translation partially offset by lower local currency revenues generated on the sale of products with industrial applications. Local currency revenues generated by NORCOM contributed 58.2 percentage points of revenue increase. The impact of favorable currency translation contributed 9.3 percentage points of revenue increase. Lower local currency revenues generated on the sale of products with industrial applications partially offset the positive impact that currency translation and NORCOM had on total Canadian revenues by 25.5 percentage points.

Revenues in the United Kingdom, representing 9.9% of the Company's total revenues generated during the third quarter of 2003, increased by 4.9% compared with revenues generated during the same period in 2002. Absent the impact of favorable currency translation, revenues generated for the third quarter of 2003 increased by 1.4% compared with revenues generated for the same period in 2002. This increase occurred due to improved demand for Communications segment products partially offset by a shortfall in demand for Electronics segment products.

Revenues in Continental Europe represented 11.6% of the Company's total revenues for the quarter ended September 30, 2003. Continental European revenues generated during the third quarter of 2003 increased by 19.2% compared with revenues generated during the same period in 2002. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the third quarter of 2003 increased by 0.9% compared with revenues generated during the same period of 2002.

Revenues from the rest of the world, representing 8.8% of the Company's total revenues generated during the three months ended September 30, 2003, increased by 9.3% from the same period in 2002. The increase represented favorable currency translation and stronger demand in the Asia/Pacific and Africa/Middle East markets partially offset by lower demand in Latin America.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings/(loss) for the three months ended September 30, 2003 with the three months ended September 30, 2002.

                                                                                       Percent
                                                                                       Decrease
                                                                                    2003 Compared
Three Months Ended September 30,                          2003            2002        With 2002
-------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                            $30,029         $33,969         (11.6)%
  As a percent of revenues                                 14.5%           17.0%

Operating earnings                                      $ 2,293         $ 7,257         (68.4)%
  As a percent of revenues                                  1.1%            3.6%

Income/(loss) before taxes                              $  (753)        $ 3,933        (119.1)%
  As a percent of revenues                                 (0.4)%           2.0%

Net income                                              $   833         $ 2,762         (69.8)%
  As a percent of revenues                                  0.4%            1.4%
-------------------------------------------------------------------------------------------------

Gross profit decreased 11.6% to $30.0 million in the three months ended September 30, 2003 from $34.0 million in the three months ended September 30, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices, the impact of sales price reductions taken on certain products with communications applications, severance and other benefits costs of $1.0 million recognized in the current quarter related to personnel reductions within the Electronics segment and a $0.5 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the third quarter of 2002. Also contributing to the unfavorable gross profit comparison was the impact of the Company's inventory reduction initiative. By limiting production to reduce inventory levels, the Company absorbed less of its fixed costs; thus, unabsorbed costs, or unfavorable production variances, had a negative impact on gross profit. These negative factors were partially offset by the current-quarter impact of material, labor and overhead cost reduction initiatives and severance and other benefits costs of $0.6 million recognized in the third quarter of 2002 related to personnel reductions within the Electronics segment. Gross profit as a percent of revenues declined by 2.5 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Operating earnings decreased 68.4% to $2.3 million for the three months ended September 30, 2003 from $7.3 million for the three months ended September 30, 2002 due primarily to lower gross profit. Also contributing to the negative operating earnings comparison was an increase in selling, general and administrative expenses to $27.7 million in the third quarter of 2003 from $26.7 million for the third quarter of 2002 due primarily to the NORCOM acquisition in the fourth quarter of 2002, the unfavorable impact of currency translation, severance and other benefits costs of $1.4 million recognized in the current quarter related to personnel reductions within the Electronics segment and bad debt expense of $0.6 million recognized in the current quarter related to the failure of a distribution customer in Asia. These negative factors were partially offset by bad debt expense of $1.3 million and severance and other benefits costs of $0.1 million recognized in the third quarter of 2002. Selling, general and administrative expenses as a percentage of revenues were unchanged at 13.4% in both the third quarter of 2003 and the third quarter of 2002. Operating earnings as a percent of revenues declined by 2.5 percentage points from the prior year due to the previously mentioned items and the Company's unfavorable leveraging of fixed costs over a lower revenue base.

Income/(loss) before taxes decreased 119.1% to a loss before taxes of $0.8 million in the three months ended September 30, 2003 from income before taxes of $3.9 million in the three months ended September 30, 2002 due mainly to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 8.4% to $3.0 million in the third quarter of 2003 from $3.3 million in the third quarter of 2002 due to lower average borrowings and marginally lower interest rates. Average debt outstanding during the third quarters of 2003 and 2002 was $200.0 million and $205.0 million, respectively. The Company's average interest rate was 6.56% in the third quarter of 2003 and 6.64% in the third quarter of 2002.

The Company's effective nine-month tax rate increased to 53.5% through the quarter ended September 30, 2003 from an effective annual tax rate of 32.0% through the quarter ended September 30, 2002. The net tax rate increase was due to a mix shift in pretax income toward taxing jurisdictions with comparatively higher tax rates and the relative benefit of permanent deductions to the nine-month pretax loss for 2003 as compared to the nine-month pretax income for 2002 partially offset by a valuation allowance of $1.2 million against foreign net operating loss carryforwards in 2003.

Net income decreased 69.8% to $0.8 million in the three months ended September 30, 2003 from $2.8 million in the three months ended September 30, 2002 due mainly to lower income/(loss) before taxes partially offset by the tax benefit recognized during the current quarter.

Electronics Segment

Revenues generated from sales to external customers decreased 3.2% to $137.5 million for the quarter ended September 30, 2003 from $142.1 million for the quarter ended September 30, 2002. The segment experienced lower sales volume on products with networking, industrial, entertainment/OEM and communications applications due to the unfavorable manufacturing economies in the United States, Europe and parts of Asia. The impact of price increases taken on certain products with industrial and entertainment/OEM applications partially offset the negative impact that volume had on the revenue comparison. The impact of these price increases was partially offset by price reductions taken on certain products with communications and networking applications. Favorable currency translation on international revenues also partially offset the negative impact that volume had on the revenue comparison.

Operating earnings decreased 25.7% to $7.8 million for the quarter ended September 30, 2003 from $10.5 million for the quarter ended September 30, 2002 due mainly to lower sales volumes, the impact of sales price reductions taken on certain products with communications and networking applications, increased unabsorbed production costs resulting from actions taken by the segment to reduce inventory levels, severance and other benefits costs of $2.4 million recognized in the current quarter related to personnel reductions within the segment, bad debt expense of $0.6 million recognized in the current quarter related to the failure of a distribution customer in Asia and a $0.3 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the third quarter of 2002. The negative effect these factors had on operating earnings was partially offset by the current-quarter impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures, the impact of sales price increases taken on certain products with industrial and entertainment/OEM applications, severance and other benefits costs of $0.7 million recognized during the third quarter of 2002, bad debt expense of $1.0 million recognized during the third quarter of 2002 and $1.6 million in unabsorbed production costs recognized during the third quarter of 2002 of the Company's Ft. Mill, South Carolina manufacturing facility which was transferred from this segment to the Communications segment effective July 1, 2003. As a percent of revenues from external customers, operating earnings decreased to 5.7% in the third quarter of 2003 from 7.4% in the third quarter of 2002 due to the previously mentioned items.

Communications Segment

The Communications segment recorded revenues generated on sales to external customers of $70.0 million for the quarter ended September 30, 2003, a 22.0% increase from revenues of $57.4 million for the quarter ended September 30, 2002. The revenue increase was due principally to improved distribution sales, favorable currency translation on international revenues and the inclusion of revenues in the amount of $7.9 million generated by NORCOM during the third quarter of 2003. The Company acquired NORCOM in the fourth quarter of 2002. The positive impact that improved distribution sales, currency translation and NORCOM had on the revenue comparison was partially offset by capital spending reductions by the major communications companies and the impact of price reductions taken on certain products with communications applications.

Operating loss increased to $3.1 million for the quarter ended September 30, 2003 from $0.6 million for the quarter ended September 30, 2002 due primarily to the impact of price reductions take on certain products with communications applications, increased unabsorbed production costs resulting from actions taken by the segment to reduce inventory levels, higher product costs resulting from rising copper and petroleum-based commodities prices, a $0.2 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the third quarter of 2002 and increased production, selling, general and administrative costs and expenses due to the acquisition of NORCOM in the fourth quarter of 2002 and the transfer of the Company's Ft. Mill, South Carolina manufacturing facility from the Electronics segment to this segment effective July 1, 2003. The negative impact these factors had on the operating loss comparison was partially offset by increased revenues, the current-quarter impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures and bad debt expense of $0.1 million recognized in the third quarter of 2002. Operating loss as a percent of revenues from external customers increased to (4.4)% in the quarter ended September 30, 2003 from (1.1)% in the same period of 2002 due to the previously mentioned items as well as a shift in demand toward less profitable, lower pair-count cable and a greater percentage of distribution business which is currently less profitable. The Communications segment also incurred manufacturing inefficiencies due to the large swing in customer demand.

RESULTS OF OPERATIONS --

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues increased 0.6% to $617.9 million in the nine months ended September 30, 2003 from $614.3 million in the nine months ended September 30, 2002 due to favorable currency translation on international revenues and the inclusion of revenues generated by NORCOM, acquired in the fourth quarter of 2002, partially offset by reduced sales volume and decreased selling prices.

Favorable foreign currency translation on international revenues contributed 4.1 percentage points of revenue increase. The euro, British pound, Canadian dollar and Australian dollar appreciated in relation to the United States dollar from average exchange values of $0.93, $1.48, $0.64 and $0.54, respectively, in the first nine months of 2002 to $1.11, $1.61, $0.70 and $0.63, respectively, in the first nine months of 2003.

The inclusion of revenues in the amount of $24.7 million generated by NORCOM also contributed 4.1 percentage points of revenue increase.

Decreased unit sales partially offset the positive impact that currency translation and NORCOM had on revenues by 7.0 percentage points. The Company experienced volume decreases in its sales of products with communications, networking, industrial and entertainment/OEM applications due primarily to unfavorable economic conditions in the United States, Europe and parts of Asia as well as capital spending reductions by the major communications companies.

Decreased product pricing partially offset the positive impact that currency translation and NORCOM had on revenues by 0.6 percentage points. This decrease resulted primarily from sales price reductions implemented on certain products with communications and networking applications partially offset by sales price increases implemented on certain products with industrial and entertainment/OEM applications.

Revenues in the United States, representing 58.9% of the Company's total revenues generated during the nine months ended September 30, 2003, declined by 8.0% compared with revenues generated during the same period in 2002. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during the first nine months of 2003 declined by 9.1% compared with revenues generated during the first nine months of 2002. Revenues generated in the United States from the sale of Communications segment products during the nine months ended September 30, 2003 declined by 6.7% compared with the same period in 2002.

Revenues in Canada represented 10.1% of the Company's total revenues for the nine-month period ended September 30, 2003. Canadian revenues for the first nine months of 2003 increased by 67.3% compared with revenues for the first nine months of 2002 due primarily to revenues generated by NORCOM and the impact of favorable currency translation partially offset by decreased demand for products with industrial applications. Local currency revenues generated by NORCOM contributed 64.7 percentage points to the revenue increase. The impact of favorable currency translation contributed 8.3 percentage points of the revenue increase. Decreased local currency revenues generated on sales of products with industrial applications partially offset the favorable impact that NORCOM and currency translation had on the revenue comparison by 5.7 percentage points.

Revenues in the United Kingdom, representing 9.6% of the Company's total revenues generated during the first nine months of 2003, decreased by 5.1% compared with revenues generated during the same period in 2002. Absent the impact of favorable currency translation, revenues generated for the first nine months of 2003 declined by 11.5% compared with revenues generated for the same period in 2002. This decline occurred due to a shortfall in revenues generated on the sale of Electronics segment products partially offset by increased revenues generated on the sale of Communications segment products.

Revenues in Continental Europe represented 12.5% of the Company's total revenues for the nine-month period ended September 30, 2003. Continental European revenues generated during the first nine months of 2003 increased by 16.4% compared with revenues generated during the same period in 2002. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the first nine months of 2003 decreased by 6.8% compared with revenues generated during the same period of 2002. This decline occurred primarily due to a shortfall in demand for Electronics segment products.

Revenues from the rest of the world, representing 8.9% of the Company's total revenues generated during the nine months ended September 30, 2003, increased by 4.7% from the same period in 2002. The increase represented favorable currency translation and stronger demand in the Africa/Middle East markets partially offset by lower demand in both Latin America and the Asia/Pacific markets.

COSTS, EXPENSES AND EARNINGS

The following table sets forth information comparing the components of earnings/(loss) for the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

                                                                                       Percent
                                                                                       Decrease
                                                                                    2003 Compared
Nine Months Ended September 30,                           2003           2002         With 2002
-------------------------------------------------------------------------------------------------
(in thousands, except % data)
Gross profit                                            $86,778        $102,987         (15.7)%
  As a percent of revenues                                 14.0%           16.8%

Operating earnings                                      $ 4,666        $ 23,221         (79.9)%
  As a percent of revenues                                  0.8%            3.8%

Income/(loss) before taxes                              $(4,768)       $ 12,687        (137.6)%
  As a percent of revenues                                 (0.8)%           2.1%

Net income/(loss)                                       $(2,218)       $  8,627        (125.7)%
  As a percent of revenues                                 (0.4)%           1.4%
-------------------------------------------------------------------------------------------------

Gross profit decreased 15.7% to $86.8 million in the nine months ended September 30, 2003 from $103.0 million in the nine months ended September 30, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices, the impact of sales price reductions taken on certain products with communications and networking applications, severance and related benefits costs of $2.2 million recognized in the second quarter of 2003 related to the manufacturing facility closings in Australia and Germany, severance and related benefits costs of $1.0 million recognized in the third quarter of 2003 resulting from personnel reductions within the Electronics segment and an aggregate nonrecurring $2.0 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the first and third quarters of 2002. Also contributing to the unfavorable gross profit comparison was the impact of the Company's inventory reduction initiative. By limiting production to reduce inventory levels, the Company absorbed less of its fixed costs; thus, unabsorbed costs, or unfavorable production variances, had a negative impact on gross profit. These negative factors were partially offset by the current-year impact of material, labor and overhead cost reduction initiatives as well as severance costs totaling $2.7 million related to personnel reductions within the Electronics segment recognized in the first and third quarters of 2002. Gross profit as a percent of revenues declined by 2.8 percentage points from the prior year due to the previously mentioned items.

Operating earnings decreased 79.9% to $4.7 million for the nine months ended September 30, 2003 from $23.2 million for the nine months ended September 30, 2002 due primarily to lower gross profit and additional asset impairment costs of $0.4 million recognized in the second quarter of 2003 related to the planned manufacturing facility closing in Germany. Also contributing to the negative operating earnings comparison was an increase in selling, general and administrative expenses to $81.8 million for the first nine months of 2003 from $79.8 million for the first nine months of 2002 due primarily to the NORCOM acquisition in the fourth quarter of 2002, the unfavorable impact of currency translation, severance and other related benefits costs of $0.3 million recognized in the second quarter of 2003 related to the manufacturing facility closings in Australia and Germany, severance and other related benefits costs of $1.4 million recognized in the third quarter of 2003 related to personnel reductions within the Electronics segment and bad debt expense of $0.6 million recognized in the third quarter of 2003 related to the failure of a distribution customer in Asia. This unfavorable performance was somewhat mitigated by severance costs totaling $1.3 million recognized in the first and third quarters of 2002 related to personnel reductions within the Electronics segment and bad debt expense totaling $1.9 recognized in the second and third quarters of 2002. Selling, general and administrative expenses increased to 13.2% of revenues in the first nine months of 2003 from 13.0% of revenues in the first nine months of 2002. Operating earnings as a percent of revenues declined by 3.0 percentage points from the prior year due to the previously mentioned items.

Income/(loss) before taxes decreased 137.6% to a loss before taxes of $4.8 million in the nine months ended September 30, 2003 from income before taxes of $12.7 million in the nine months ended September 30, 2002 due mainly to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 10.4% to $9.4 million in the first nine months of 2003 from $10.5 million in the first nine months of 2002 due to lower average borrowings and marginally lower interest rates. Average debt outstanding during the first nine months of 2003 and 2002 was $200.1 million and $216.0 million, respectively. The Company's average interest rate was 6.66% in the first nine months of 2003 and 6.75% in the first nine months of 2002.

The Company's effective nine-month tax rate increased to 53.5% through the quarter ended September 30, 2003 from an effective annual tax rate of 32.0% through the quarter ended September 30, 2002. The net tax rate increase was due to a mix shift in pretax income toward taxing jurisdictions with comparatively higher tax rates and the relative benefit of permanent deductions to the nine-month pretax loss for 2003 as compared to the nine-month pretax income for 2002 partially offset by a valuation allowance of $1.2 million against foreign net operating loss carryforwards in 2003.

Net income/(loss) decreased 125.7% to a net loss of $2.2 million in the nine months ended September 30, 2003 from net income of $8.6 million in the nine months ended September 30, 2002 due mainly to lower income/(loss) before taxes partially offset by the tax benefit recognized during the first nine months of 2003.

Electronics Segment

Revenues generated from sales to external customers decreased 2.9% to $412.3 million for the nine-month period ended September 30, 2003 from $424.5 million for the nine-month period ended September 30, 2002. The segment experienced lower sales volume on products with networking, industrial, entertainment/OEM and communications applications due to the unfavorable manufacturing economies in the United States, Europe and parts of Asia. The impact of price reductions taken on certain products with networking and communications applications also had a negative impact on the revenue comparison. The impact of these price reductions was partially offset by price increases taken on certain products with industrial and entertainment/OEM applications. Favorable currency translation on international revenues partially offset the negative impact that volume and pricing had on the revenue comparison.

Operating earnings decreased 32.1% to $21.9 million for the nine months ended September 30, 2003 from $32.3 million for the same period in 2002 due mainly to lower sales volumes, the impact of sales price reductions taken on certain products, increased unabsorbed production costs resulting from actions taken by the segment to reduce inventory levels, severance and other related benefit costs of $2.5 million and additional asset impairment costs of $0.4 million recognized in the second quarter of 2003 related to the manufacturing facility closings in Australia and Germany, severance and other related benefit costs of $2.4 million recognized in the third quarter of 2003 related to personnel reductions within the segment, bad debt expense of $0.6 million recognized in the third quarter of 2003 related to the failure of a distribution customer in Asia and an aggregate nonrecurring $0.7 million favorable settlement from class action litigation regarding the pricing of copper futures recognized during the first and third quarters of 2002. These negative factors were partially offset by the current-year impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures, severance and other benefits costs totaling $4.0 million related to personnel reductions recognized during the first and third quarters of 2002 and bad debt expense totaling $1.3 million recognized during the second and third quarters of 2002 and $1.6 million in unabsorbed production costs recognized during the nine months ended September 30, 2002 of the Company's Ft. Mill, South Carolina manufacturing facility which was transferred from this segment to the Communications segment effective July 1, 2003. As a percent of revenues from external customers, operating earnings decreased to 5.3% in the first nine months of 2003 from 7.6% in the first nine months of 2002 due to the previously mentioned items and the segment's inability to leverage its fixed costs over a lower revenue base.

Communications Segment

The Communications segment recorded revenues generated on sales to external customers of $205.6 million for the nine months ended September 30, 2003, an 8.4% increase from revenues of $189.8 million generated for the nine months ended September 30, 2002. The revenue increase was due principally to favorable currency translation on international revenues, the inclusion of revenues in the amount of $24.7 million generated by NORCOM during the first nine months of 2003 and increased sales of products with communications applications to distribution customers. The positive impact of currency translation, NORCOM and increased distribution sales had on the revenue comparison was partially offset by capital spending reductions by the major communications companies.

Operating loss increased to $8.9 million for the nine months ended September 30, 2003 from $0.7 million for the nine-month period ended September 30, 2002 due primarily to lower sales volume, higher product costs resulting from rising copper and petroleum-based commodities prices, increased unabsorbed production costs resulting from actions taken to reduce inventory levels, an aggregate nonrecurring $1.3 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in the first and third quarters of 2002 and increased production, selling, general and administrative costs and expenses due to the acquisition of NORCOM in the fourth quarter of 2002 and the transfer of the Company's Ft. Mill, South Carolina manufacturing facility from the Electronics segment to this segment effective July 1, 2003. These negative factors were partially offset by the current-year impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures and bad debt expense totaling $0.5 million recognized in the second and third quarters of 2002. Operating loss as a percent of revenues from external customers increased to (4.3)% in the nine months ended September 30, 2003 from (0.4)% in the same period of 2002 due to the previously mentioned items as well as a shift in demand toward less profitable, lower pair-count cable and a greater percentage of distribution business which is currently less profitable. The Communications segment also incurred manufacturing inefficiencies due to the large swing in customer demand.

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

SUMMARIZED CASH FLOW STATEMENTS

Nine Months Ended September 30,                                            2003        2002
---------------------------------------------------------------------------------------------
(in thousands)
Net cash provided by (used in)
    Operating activities                                                 $ 58,934    $ 66,454
    Investing activities                                                  (13,835)    (26,326)
    Financing activities                                                   (3,655)    (33,261)
Effect of exchange rate changes on cash and cash equivalents                1,277         (52)
---------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                    $ 42,721    $  6,815
---------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES

Nine Months Ended September 30,                                            2003        2002
---------------------------------------------------------------------------------------------
(in thousands)
Net income/(loss)                                                        $ (2,218)   $  8,627
Depreciation and amortization                                              26,865      29,356
Asset impairment charges                                                      352           -
Retirement savings plan contributions                                       2,811           -
Stock compensation                                                          1,253         767
Decrease/(increase) in current and deferred income taxes, net              (3,485)     17,797
Decrease in other operating assets and liabilities, net                    33,356       9,907
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                                $ 58,934    $ 66,454
---------------------------------------------------------------------------------------------

Net cash provided by operating activities in the first nine months of 2003 totaled $58.9 million and included a $29.9 million net decrease in operating assets and liabilities. This net decrease in operating assets and liabilities resulted primarily from decreased inventories, receivables and other net operating assets and liabilities partially offset by decreased accounts payable and accrued liabilities and increased income taxes receivable.

In 2003, the Company elected to fund certain contributions to one of its savings plans with common stock held in treasury rather than with cash.

Net cash provided by operating activities in the first nine months of 2002 totaled $66.5 million and included a $27.7 million net decrease in operating assets and liabilities. This net decrease in operating assets and liabilities resulted from increased accounts payable and accrued liabilities, decreased inventories and receipt of income tax refunds partially offset by increased receivables.

NET CASH USED IN INVESTING ACTIVITIES

Nine Months Ended September 30,                                            2003        2002
---------------------------------------------------------------------------------------------
(in thousands)
Capital expenditures                                                     $(13,994)   $(26,493)
Proceeds from disposal of long-lived assets                                   159         167
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                    $(13,835)   $(26,326)
---------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES

Nine Months Ended September 30,                                            2003        2002
---------------------------------------------------------------------------------------------
(in thousands)
Capacity modernization and enhancement                                   $ 11,889    $ 20,057
Capacity expansion                                                            332       2,064
Other                                                                       1,773       4,372
---------------------------------------------------------------------------------------------
                                                                         $ 13,994    $ 26,493
---------------------------------------------------------------------------------------------

Capital expenditures during the nine months ended September 30, 2003 and 2002 represented 2.3% and 4.3%, respectively, of revenues for the same periods. Investment during both the first nine months of 2003 and 2002 was utilized principally for maintaining and enhancing existing production capabilities.

NET CASH USED IN FINANCING ACTIVITIES

Nine Months Ended September 30,                                            2003        2002
---------------------------------------------------------------------------------------------
(in thousands)
Net payments under long-term credit facility and credit agreements       $      -    $(30,717)
Proceeds from the exercise of stock options                                    85       1,198
Proceeds from employee stock purchase plan settlement                          61           -
Cash dividends paid                                                        (3,801)     (3,742)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                                    $ (3,655)   $(33,261)
---------------------------------------------------------------------------------------------

During the nine months ended September 30, 2003, dividends of $0.15 per share were paid to shareholders.

During the nine months ended September 30, 2002, the Company repaid $30.7 million of debt. The repayments were funded primarily by cash flow from operations, which included $13.0 million from federal income tax refunds. Dividends of $0.15 per share were paid to shareholders for the same period.

Working Capital

The following table summarizes the Company's working capital position at September 30, 2003 and December 31, 2002.

                                                                         SEPTEMBER 30,   December 31,
                                                                             2003            2002
------------------------------------------------------------------------------------------------------
(in thousands, except current ratio)
Current assets
  Cash and cash equivalents                                              $      62,130   $      19,409
  Receivables                                                                  112,287         109,180
  Inventories                                                                  130,169         159,817
  Income taxes receivable                                                        8,117           2,428
  Deferred income taxes                                                         19,258          15,097
  Other current assets                                                           5,694           7,818
------------------------------------------------------------------------------------------------------
     Total current assets                                                $     337,655   $     313,749
------------------------------------------------------------------------------------------------------
     Total current assets less cash and cash equivalents                 $     275,525   $     294,340
Current liabilities
  Accounts payable and accrued liabilities                               $     110,705   $     124,968
  Current maturities of long-term debt                                          66,921               -
------------------------------------------------------------------------------------------------------
     Total current liabilities                                           $     177,626   $     124,968
------------------------------------------------------------------------------------------------------
Working capital(1)                                                       $      97,899   $     169,372
Current ratio(2)                                                                  1.55            2.36
------------------------------------------------------------------------------------------------------

(1) Total current assets less cash and cash equivalents and total current liabilities

(2) Total current assets less cash and cash equivalents divided by total current liabilities

\
Current assets less cash and cash equivalents decreased $18.8 million, or 6.4%, from $294.3 million at December 31, 2002 to $275.5 million at September 30, 2003. Receivables increased $3.1 million during the nine months ended September 30, 2003, despite the receipt of $12.5 million in minimum requirements contract compensation in January 2003, due to the impact of currency translation on receivables denominated in currencies other than the United States dollar and the payment of annual sales incentive rebates to customers during the first quarter of 2003 that were originally reported as an allowance against receivables. Inventories decreased $29.6 million due to the impact of focused inventory reduction initiatives in both segments partially offset by the impact of currency translation. Income taxes receivable increased $5.7 million due to the Company's loss before income taxes for the nine months ended September 30, 2003. Other current assets decreased $2.1 million due to the amortization of prepaid insurance and other prepaid costs and the sale of employee houses previously purchased by the Company as part of its employee relocation program partially offset by the impact of currency translation and the transfer of the fair value of interest rate swap contracts that mature within one year from long-lived assets.

Current liabilities increased $52.7 million, or 42.1%, from $125.0 million at December 31, 2002 to $177.6 million at September 30, 2003. Accounts payable and accrued liabilities decreased due primarily to severance payments totaling $15.3 million during the first nine months of 2003 partially offset by the impact of currency translation on accounts payable and accrued liabilities denominated in currencies other than the United States dollar. In regard to the severance payments, please refer to Note 6 of the Financial Statements. Current maturities of long-term debt increased $66.9 million reflecting the payment due on September 1, 2004 of the Senior Notes, Series 1999-A.

Long-lived Assets

The following table summarizes the Company long-lived assets at September 30, 2003 and December 31, 2002.

                                                                         SEPTEMBER 30,   December 31,
                                                                             2003            2002
------------------------------------------------------------------------------------------------------
(in thousands)
Property, plant and equipment                                            $     327,176   $     337,196
Goodwill and other intangibles                                                  80,639          79,588
Other long-lived assets                                                          6,262          13,006
------------------------------------------------------------------------------------------------------
                                                                         $     414,077   $     429,790
------------------------------------------------------------------------------------------------------

Long-lived assets decreased $15.7 million, or 3.7%, from $429.8 million at December 31, 2002 to $414.1 million at September 30, 2003.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $10.0 million during the first nine months of 2003 due mainly to depreciation and the additional impairment related to the planned manufacturing facility closing in Germany.

Goodwill and other intangibles includes goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses, and the preliminary fair value of a major customer relationship acquired in the NORCOM acquisition. Goodwill and other intangibles increased $1.1 million during the first nine months of 2003 due primarily to the positive effect that currency exchange rates had on goodwill denominated in currencies other than the United States dollar. This positive effect more than offset amortization of the customer relationship intangible.

Included in other long-lived assets are unamortized prepaid service fees associated with the Company's borrowing arrangements, long-lived pension fund prepayments and the carrying value of steel reels used to store and transport communications cable. Other long-lived assets decreased $6.7 million during the first nine months of 2003 due to the write-off of unamortized prepaid service fees associated with the Company's terminated credit agreement and a reduction in long-lived pension fund prepayments to recognize pension costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions and the transfer of the fair value of interest rate swap contracts that mature within one year to current assets.

Capital Structure

                                                      SEPTEMBER 30, 2003       December 31, 2002
--------------------------------------------------------------------------------------------------
                                                      AMOUNT       PERCENT    Amount       Percent
--------------------------------------------------------------------------------------------------
(in thousands, except % data)
Current maturities of long-term debt                 $ 66,921        12.8%   $      -           -%
Long-term debt                                        136,000        26.2%    203,242        39.8%
--------------------------------------------------------------------------------------------------
Total debt                                            202,921        39.0%    203,342        39.8%
Stockholders' equity                                  316,886        61.0%    307,195        60.2%
--------------------------------------------------------------------------------------------------
                                                     $519,807       100.0%   $510,437       100.0%
--------------------------------------------------------------------------------------------------

The Company's capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders' equity. The capital structure increased $9.4 million due to an increase in stockholders' equity that was partially offset by a marginal reduction in long-term debt.

The Company had privately-placed debt of $200.0 million outstanding at September 30, 2003. Details regarding maturities and interest rates are shown below.

                                 Principal                       Effective
                                  Balance      Maturity Date   Interest Rate
----------------------------------------------------------------------------
(in thousands, except % data)
Senior Notes, Series 1997-A(1)   $  75,000      08/11/2009         6.92%
Senior Notes, Series 1999-A(2)      64,000(2)   09/01/2004         7.60%
Senior Notes, Series 1999-B         44,000      09/01/2006         7.75%
Senior Notes, Series 1999-C         17,000      09/01/2009         8.06%
----------------------------------------------------------------------------

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

(2) The Senior Notes, Series 1999-A, mature within one year of the balance sheet date. Accordingly, they have been reclassified as current maturities of long-term debt in the financial records as of September 1, 2003. These notes also serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of September 30, 2003 of $66.9 million.

The agreements for these private placements contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization.

The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 ("Credit Agreement"). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75 million expiring in June 2006. In general, the Company's assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company's excess borrowing availability falls below $25.0 million. The Company's borrowing capacity under the Credit Agreement as of October 9, 2003 was $62.8 million. The Company does not anticipate a need during the year ending December 31, 2003 for funds available under the Credit Agreement to meet its capital expenditure, dividend and working capital requirements.

At September 30, 2003, the Company had unsecured, uncommitted arrangements with 4 banks under which it could borrow up to $28.5 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at September 30, 2003.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At September 30, 2003, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at September 30, 2003 was $2.9 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, and $1.4 million pretax, or $0.03 per diluted share, were recorded as reductions to interest expense for the three- and nine-month periods ended September 30, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.72 and 0.80 percentage points for the three- and nine-month periods ended September 30, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Borrowings have the following scheduled maturities.

                                                                               Payments Due by Period
------------------------------------------------------------------------------------------------------------------
                                                                         Less than      1-2        3-4      After
September 30, 2003                                           Total        1 year       years      years    4 years
------------------------------------------------------------------------------------------------------------------
(in thousands)
Long-term debt (1)                                          $200,000     $  64,000    $15,000    $74,000   $47,000
------------------------------------------------------------------------------------------------------------------

(1) The Senior Notes, Series 1999-A, mature within one year of the balance sheet date. Accordingly, they have been reclassified as current maturities of long-term debt in the financial records as of September 1, 2003. These notes also serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of September 30, 2003 of $66.9 million.

Other Commercial Commitments

                                                                 Amount of Commitment Expiration Per Period
------------------------------------------------------------------------------------------------------------------
                                                                         Less than      1-3        4-5      After
September 30, 2003                                            Total        1 year      years      years    5 years
------------------------------------------------------------------------------------------------------------------
(in thousands)
Lines of credit(1)                                          $      -     $       -    $     -    $     -   $     -
Standby letters of credit                                      4,020         4,020          -          -         -
Guarantees                                                       495           495          -          -         -
Standby repurchase obligations                                     -             -          -          -         -
Other commercial commitments                                       -             -          -          -         -
------------------------------------------------------------------------------------------------------------------
Total commercial commitments                                $  4,515     $   4,515    $     -    $     -   $     -
------------------------------------------------------------------------------------------------------------------

(1) The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 ("Credit Agreement"). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of the Company's receivables and inventories located in the United States. The Company's borrowing capacity under the Credit Agreement as of October 9, 2003 was $62.8 million.

Stockholders' equity increased by $9.7 million, or 3.2%, during the first nine months of 2003 due primarily to a $5.7 million reduction of common stock held in treasury as a result of stock compensation plans settlement activity and employer contributions to the Company's retirement savings plan and an $11.5 million reduction of accumulated other comprehensive loss resulting from the positive effect of currency exchange rates on financial statement translation during the first nine months of 2003. These positive factors were partially offset by the net loss for the nine months ended September 30, 2003 of $2.2 million, dividends of $3.8 million, a decrease of $1.4 million in additional paid-in capital resulting from the use of common stock held in treasury for stock compensation plans settlement activity and retirement savings plan employer contributions and an increase of $0.1 million in unearned deferred compensation due to restricted shares awarded in the first quarter of 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at September 30, 2003:

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

CRITICAL ACCOUNTING POLICIES

During the three- and nine-month periods ended September 30, 2003:

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

OUTLOOK

The Company anticipates that market conditions for its Communications segment will include excess production capacity, pricing pressure on products with communications applications and continued utilization of thinly capitalized value-added resellers for product distribution for the remaining months in 2003 and throughout 2004. In addition, the Communications segment operations in Europe are largely dependent on one customer in the United Kingdom. The Company successfully renewed its supply agreement with that major communications customer in the United Kingdom during the third quarter of 2003. Management anticipates that revenues generated by the Company's Communications segment in the fourth quarter of 2003 will be sequentially lower than current quarter revenues. However, management also believes, given the positive impact of three months of revenues generated by NORCOM in the fourth quarter of 2003 as compared to only two months of revenues generated by NORCOM in the fourth quarter of 2002, slightly improved orders from the segment's major communications customers and additional distribution revenues, that revenues generated by the Communications segment in the fourth quarter of 2003 should be higher than revenues generated in the fourth quarter of 2002.

Market conditions for the Company's Electronics segment are expected to remain constrained during the remaining months in 2003 and will also include excess production capacity. Management anticipates that revenues generated by the Electronics segment in the fourth quarter of 2003 will decrease slightly from revenues generated in the fourth quarter of 2002. However, based on modestly stronger order data early in the fourth quarter of 2003, management anticipates a small sequential increase in revenues generated by the Electronics segment from the current quarter.

Consolidated revenues generated by the Company in the fourth quarter of 2003 are expected to increase slightly over consolidated revenues generated in the fourth quarter of 2002. They are, however, expected to decrease slightly from consolidated revenues generated during the third quarter of 2003. For both segments, the cost-saving initiatives taken during 2002, coupled with continued cost reduction efforts such as personnel reductions, product line curtailment and manufacturing facility consolidation in 2003, reflect the Company's efforts to adjust its cost structure to market demand.

The Company will no longer receive "take-or-pay" compensation from the major private-label customer as the applicable minimum requirements contract terminated in 2002. The Company will continue to receive "sales incentive" compensation through 2005 from this same customer under the second minimum requirements contract should the customer fail to meet purchasing targets. However, purchase requirements after 2002 are approximately 20% of targets in the first contract. Under the second contract, the customer is required to pay up to $3.0 million per annum to the Company through 2005. This amount could be reduced to the extent of gross margin generated from the customer's purchases of certain products from the Company during each year through 2005. The Company estimates it will recognize $2.7 million of "sales incentive" compensation under the contract during the fourth quarter of 2003.

The Company recognized $19.7 million in severance and other benefits costs in the fourth quarter of 2002 and $2.5 million in severance and other benefits costs in the second quarter of 2003 related to product line curtailment and planned manufacturing facility consolidation during 2003. The Company anticipates paying these costs in 2003 ($15.1 million of which the Company had paid as of September 30, 2003). Annual savings of at least $10.0 million are anticipated as a result of the product line curtailment and planned manufacturing facility consolidation. Most of the savings will be achieved after completion of the manufacturing facility consolidations late in 2003.

The Company recognized $2.4 million of severance and other benefits costs in the third quarter of 2003 related to personnel reductions within its Electronics segment. These costs had a negative effect on operating results in 2003 and will have a negative effect on cash flow in both 2003 and 2004. The Company will recognize additional costs in the fourth quarter of 2003 associated with on-going restructuring activities.

The Company is currently negotiating the sale of part of its business in Germany to a management-led buyout group. If the buyout does not occur, the Company would recognize severance and other related benefits costs of approximately $2.8 million for an additional group of German employees. Even if the buyout does occur, the Company will retain liability for severance and other related benefits in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the duration of employment with the buyout group.

The Company sold certain fully-impaired equipment and technology used for the production of deflection coils during the second quarter of 2003 and received a cash payment of $1.3 million. The Company cannot recognize a gain on the sale of the equipment until certain technical conditions of the sale are fulfilled. If the technical conditions of the sale are fulfilled, the sale would have a positive effect on operating results in the period the technical conditions are fulfilled. If the technical conditions of the sale are not fulfilled, the Company will return the cash to the buyer and, in turn, accept return delivery of the equipment and technology.

The Company anticipates contributing cash of $7.6 million during 2003 ($4.7 million of which the Company had contributed as of September 30, 2003) and $15.0 million during 2004 to its defined benefit pension plans.

The Company's supply agreements with two major communications customers -- one in the United States and one in Canada -- are up for renewal in 2003. The Company anticipates maintaining its relationship with each customer; however, there can be no assurance this will occur. Should the Company lose the supply agreement with the Canadian customer, it would likely not be required to pay certain contingent acquisition price liabilities currently recorded in the financial statements.

The Company anticipates economic softness will continue throughout 2003 for some, perhaps most, geographic and market segments. Increases in revenues and operating income will be largely dependent on the level of investment by the technology and communications industries and on the timing of any general economic recovery. Because the Company is now experiencing some savings from its many restructuring actions, management expects the trend in the underlying, or recurring, earnings will continue to improve.

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

The Company's actual results may differ materially from such forward-looking statements for the following reasons: unfavorable economic conditions in the United States, Europe and parts of Asia (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the credit worthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability to successfully integrate the operations and businesses of acquired companies (including NORCOM and, in particular, the Company's ability to retain NORCOM's primary customers); the ability to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs and availability; changes in foreign currency exchange rates; the pricing of the Company's products; changes in regulation affecting the business of communications companies and other customers; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Communications segment on sales to a limited number of large LECs in the United States and sales to two major international communications companies -- one in the United Kingdom, the other in Canada); the Company's ability to successfully renew supply agreements with major communications customers in the United States and Canada; the Company's ability to complete current product curtailment and manufacturing facility consolidation programs at anticipated costs; the Company's ability to successfully negotiate collective bargaining agreement renewals with organized personnel; the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in the Company's Annual Report on Form 10-K for 2002 and other Securities Exchange Act of 1934 filings.

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

Reports on Form 8-K

         On July 24, 2003, the Company furnished a Current Report on Form 8-K relating to the announcement of the Company's financial results for the three-month period ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BELDEN INC.

Date: November 12, 2003              By:  /s/ C. Baker Cunningham
                                          -----------------------------------
                                          C. Baker Cunningham
                                          Chairman of the Board, President
                                             and Chief Executive Officer

Date: November 12, 2003              By:  /s/ Richard K. Reece
                                          -----------------------------------
                                          Richard K. Reece
                                          Vice President, Finance
                                             and Chief Financial Officer