Form 10-K
period 2003-12-31
BELDEN INC
filed 2004-03-04
CIK 910134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _____________ to____________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               ---------------------
Common Stock, $.01 par value                        The New York Stock Exchange
Preferred Stock Purchase Rights                     The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Act). Yes [X] No[ ]

================================================================================
At June 30, 2003, the aggregate market value of Common Stock held by non-affiliates was $396,950,934 based on the closing price ($15.89) of such stock on such date.

There were 25,783,350 shares of Common Stock outstanding on March 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive joint proxy statement/prospectus for its annual meeting of stockholders within 120 days of the end of the fiscal year ended December 31, 2003 (the "Joint Proxy Statement"). Portions of such joint proxy statement are incorporated by reference into Part III.

                                TABLE OF CONTENTS

FORM 10-K
 ITEM NO.                                NAME OF ITEM                                         PAGE
---------                                ------------                                         ----
PART I
ITEM 1.        BUSINESS                                                                         3
ITEM 2.        PROPERTIES                                                                      14
ITEM 3.        LEGAL PROCEEDINGS                                                               16
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             17

PART II
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS           18
ITEM 6.        SELECTED FINANCIAL DATA                                                         19
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                           20
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      52
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     56
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                                                            94
ITEM 9A.       CONTROLS AND PROCEDURES                                                         94

PART III
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                              95
ITEM 11.       EXECUTIVE COMPENSATION                                                          95
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
               RELATED SHAREHOLDER MATTERS                                                     95
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                  95
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                                          95
PART IV.
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K                                                                        96
               SIGNATURES                                                                     101
               INDEX TO EXHIBITS                                                              102

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

Belden designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. We focus on segments of the worldwide wire and cable market that require highly differentiated, high-performance products. We add value through design, engineering, excellence in manufacturing, product quality, and customer service.

The business was founded in Chicago as Belden Manufacturing Company in 1902, when it began manufacturing silk insulated wire and insulated magnet wire. In 1980, the business was acquired by Crouse-Hinds Company and, in 1981, by Cooper Industries, Inc. ("Cooper") as part of Cooper's acquisition of Crouse-Hinds Company. From 1981 until July 1993, the business was operated as an unincorporated division of Cooper.

In 1993, the business was transferred to Belden Wire & Cable Company ("BWC"), a wholly-owned subsidiary of Belden Inc., in connection with the October 6, 1993 initial public offering by Cooper of 23,500,000 shares of common stock of Belden Inc. In 1995 and 1996, an additional 2,500,000 shares of common stock, which were originally retained by Cooper, were sold to the public. In June 1999, Belden Inc. acquired all the outstanding shares of Cable Systems Holding Company and its subsidiary Cable Systems International Inc., now Belden Communications Company ("BCC"). With the acquisition of BCC, Belden began reporting under two business segments: Electronics and Communications. For more information regarding Belden acquisitions, see "Note 6: Business Acquisition" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

On February 4, 2004, Belden Inc. entered into an Agreement and Plan of Merger with Cable Design Technologies Corporation (CDT). If the merger is consummated, the combined Belden-CDT business will focus on products for the specialty electronics and data networking markets, including connectivity. For more information, see "Note 24: Subsequent Event (unaudited)" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K; Belden's Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2004; and the Joint Proxy Statement.

Belden Inc., the publicly-traded parent company, is a Delaware corporation incorporated in 1993. Substantially all of our operations are conducted through BWC, BCC and our other subsidiaries.

As used herein, unless a business segment is identified or the context otherwise requires, "Belden", the "Company" and "we" refer to Belden Inc. and its subsidiaries as a whole. Financial information about Belden's two business segments appears in "Note 22: Industry Segments and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                                    PRODUCTS

We make many different wire and cable configurations, most of which are applied in multiple markets.

Multiconductor Product Configurations. A multiconductor cable consists of two or more insulated conductors that are twisted into pairs or quads and cabled together, or run in a parallel configuration as a flat cable. The conductors are usually bare or tinned copper. Insulation may be extruded or laminated over bare conductors, and separately insulated conductors may be bonded or woven together. A cable may be unshielded, have individually shielded pairs or have an overall shield. The cable is covered with an overall jacket. Various insulating and jacketing materials are used.

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

Fiber Optic Product Configurations. Fiber optic cables transmit light signals through glass or plastic fibers. Fiber optic cables may be either multimode or single mode. We manufacture multimode fiber optic cables for use in data networking and other applications. We purchase coated fibers and insert them into tight or loose buffer tubes covered with an overall jacket. The tubing and jacket materials are high performance thermoplastics.

Lead, Hook-up and Other Wire Product Configurations. Lead and hook-up wire consist of single insulated conductor wire that is used for electrical leads. Insulation may be extruded or laminated over bare or tinned copper conductors. Various insulating materials are used.

Composite Cable Configurations. A composite cable may be any combination of multiconductor, coaxial, and fiber optic cables jacketed together or otherwise joined together to serve a complex application and provide ease of installation.

                  MARKETS AND PRODUCTS FOR ELECTRONICS SEGMENT

Our Electronics business segment designs, manufactures and markets metallic and fiber optic wire and cable products that serve the Industrial, Networking, Entertainment, original equipment manufacturer (OEM) and Communications markets, as described in more detail below. The Electronics business segment contributed approximately 67%, 70% and 66% of Belden's consolidated revenues in 2003, 2002 and 2001, respectively.

Industrial. We define this market broadly to include applications from advanced industrial networking to the traditional instrumentation and control systems and several other niche markets. Our products are used in discrete manufacturing and process operations involving the connection of computers, programmable controllers, robots, operator interfaces, motor drives, sensors, printers and other devices. Many industrial environments, such as petrochemical and harsh-environment operations, require cables with exterior armor or jacketing that can endure physical abuse and exposure to chemicals, extreme temperatures and outside elements. Other applications require conductors, insulating, and jacketing materials that can withstand repeated flexing. We offer multiconductor, coaxial, fiber optic, and composite cables for all these applications.

Other applications include building security and fire protection systems, airport baggage screening equipment and traffic signal control. We also supply heat-shrinkable tubing and wire management products to protect and harness wire and cable assemblies. We sell our industrial products primarily through wire specialist distributors, industrial distributors and re-distributors.

Networking. In the Networking market, we supply both shielded and unshielded multiconductor cables, and to a lesser extent coaxial and fiber optic cables, for use within the premises (hence the use of the term "premise" products) for the transmission of voice, data, video or a combination of these. Networking products are generally used as the backbone of computer networks, linking local area networks ("LANs"), workstations, and peripheral devices to each other or to the telecommunications network. Belden's multiconductor product line for the Networking market includes plenum cable, which is jacketed with special flame retardant materials, and its DataTwist(R) cables for high-speed transmission. It also includes MediaTwist(R) cables, which are multimedia cables supporting diverse applications in video, data, and voice technologies. A special configuration of Belden's unshielded twisted-pair cable is used to link video surveillance cameras into data networks.

Our primary channels to the Networking market include distributors, computer OEMs and systems integrators who design and install multivendor data/voice systems.

Entertainment. We manufacture a variety of multiconductor and coaxial products which distribute audio and video signals for use in broadcast television (including digital television and HDTV), broadcast radio, pre- and post-production facilities, recording studios and public facilities such as casinos, arenas and stadiums. Our audio/video cables are also used in connection with microphones, musical instruments, audio mixing consoles, effects equipment, speakers, paging systems and consumer audio products. Our primary market channels for these broadcast, music and entertainment products are broadcast specialty distributors and audio systems installers. Belden also sells directly to music OEMs and the major networks including NBC, CBS, ABC and Fox.

OEM. We make:

-        flat cables to connect internal computer components;

- lead and hook-up wire for electrical leads in motors, internal wiring and test equipment; and

- wire used in the production of active and passive electronic components.

We sell these products directly to OEMs and through assembly houses and distributors. In early 2003, we announced that we were discontinuing the manufacture of enamel coated wire used in precision deflection coils for computer video screens and television monitors.

Communications. Our products for transmitting voice, video, and data signals through the public telephone network are principally supplied by the Communications business segment, and they are discussed in connection with that segment below.

Within the Communications market, our Electronics segment manufactures flexible, copper-clad coaxial cable for high-speed transmission of voice, data and video ("broadband"). This product is used for the "drop" section of cable television
(CATV) systems to distribute the signal from the "trunk" portion of the system into the home, and similarly with Direct Broadcast Systems (DBS) to link a home satellite dish to the television. We also make a composite CATV and telephone-pair cable to meet the changing needs of the converging CATV and telecommunication markets. In Europe, we manufacture copper base trunk distribution cables that meet local specifications and are widely used throughout the region. We sell CATV cable directly to multiple systems operators (MSOs) who operate CATV systems throughout the world and through CATV and electronic distributors.

We offer a complete line of composite cables, called HomeChoice(R), for the emerging market in home networking. Also within the Communications market, Belden sells coaxial cables used in connection with wireless applications, such as cellular, PCS, PCN and GPS, primarily through distributors. In early 2003, we announced our exit from the manufacturing and marketing of long-line single-mode fiber optic cable.

                 MARKETS AND PRODUCTS FOR COMMUNICATIONS SEGMENT

The Company's Communications business segment designs, manufactures and markets metallic cable products that serve the Communications market primarily as described below, and to a minor extent the Networking market as described above. The Company's Communications business segment contributed approximately 33%, 30% and 34% of Belden's consolidated revenues in 2003, 2002 and 2001, respectively.

Within the Communications market, we supply multiconductor and coax wire and cable products that transmit voice, video, and data signals through the public telephone network. Sophisticated digital network and switching equipment used in advanced telephone systems require specialty cable. Belden supplies:

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

We sell these products to Local Exchange Carriers (LECs) and other major communications companies, value-added resellers, assembly houses, and through distributors.

In the fourth quarter of 2003, the Board of Directors decided to seek strategic alternatives for the North American operations of the Communications business segment, which have experienced falling demand and operating losses for the past two years. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

                                    CUSTOMERS

Belden's Electronics business segment sells to distributors and directly to OEMs and installers of equipment and systems. Our Communications business segment sells primarily to Local Exchange Carriers (LECs) both directly and through value-added resellers designated by the LECs, to other major communications companies, assembly houses, and through distributors. Sales to several business units of Anixter International Inc., primarily by the Electronics business segment, represented approximately 15% of Belden-wide sales in 2003. Sales by the Communications business segment to several business units of SBC Communications Inc. represented approximately 10% of Belden-wide sales in 2003.

In general, our customers are not contractually obligated to buy Belden products exclusively, in minimum amounts or, except as noted below for the Communications business segment, for a significant period of time. They could purchase products of competitors, and the loss of one or more large customers could, at least in the short term, have an adverse effect on the Company's results of operations. However, we believe that our relationships with our customers are satisfactory and that the customers choose Belden products due to, among other reasons, the breadth of Belden's product offering and the quality and performance characteristics of its products.

The Company's Communications business segment sells to LECs under long-term contracts, generally three to five years in duration. Due to the size of these contracts, the award or loss of a contract may have a material impact on the operating performance of the Company. In addition, the order pattern for these customers can vary due to their operational priorities, weather, financial condition, budget constraints, maintenance policies and other factors.

There are potential risks in our relationships with distributors. For example, adjustments to inventory levels maintained by distributors (which adjustments may be accelerated through consolidation among distributors) may adversely affect sales on a short-term basis. Further, certain distributors are allowed to return inventory at the distributor's original cost, in an amount not to exceed three percent of the prior year's purchases, in exchange for an order of equal or greater value. We have recorded a liability for the estimated impact of this return policy.

                            INTERNATIONAL OPERATIONS

Belden's international sales consist primarily of products sold by the Electronics business segment into all our served markets and by the Communications business segment into the British, Hungarian and Slovak Republic telecommunications markets. Belden's primary channels to international markets include both distributors and direct sales to end users and OEMs.

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

Financial information about Belden's geographic areas is shown in "Note 22:
Industry Segments and Geographic Information" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                                   COMPETITION

Belden faces substantial competition in its major markets. The number and size of our competitors varies depending on the product line and business segment.

For our Electronics business segment, the market can be generally categorized as highly competitive with many players. Some multinational competitors have greater financial, engineering, manufacturing and marketing resources than we have. Additionally, certain international competitors operate in lower cost regions of the world, which could result in a cost advantage. There are also many regional competitors that have more limited product offerings.

For our Communications business segment, competition is characterized by a few manufacturers competing for business among large LEC customers under long-term contracts. Due to the buying power of the LECs, the present underutilization of capacity in this market, and other factors, the Communications segment faces highly competitive conditions.

The principal competitive factors in all our product markets are product features, availability, price, customer support and distribution coverage. The relative importance of each of these factors varies depending on the specific product category. Some products are manufactured to meet published industry specifications and cannot be differentiated on the basis of product characteristics. We believe, however, that Belden stands out in many of its markets on the basis of its customer service, delivery, product quality, and breadth of product line.

Although we believe that Belden has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require continued investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will continue to make such investments or that we will be successful in maintaining such advantages.

                            RESEARCH AND DEVELOPMENT

Belden engages in a continuing research and development program, including new and existing product development, testing and analysis, process and equipment development and testing, and compound materials development and testing. For information about the amount spent on research and development, see "Note 2:
Summary of Significant Accounting Policies" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

                             PATENTS AND TRADEMARKS

Belden has a policy of seeking patents when appropriate on inventions concerning new products, product improvements and advances in equipment and processes as part of our ongoing research, development and manufacturing activities. We own many patents and registered trademarks worldwide, with numerous others for which applications are pending. Although in the aggregate our patents and trademarks are of considerable importance to the manufacturing and marketing of many of our products, we do not consider any single patent or trademark or group of patents or trademarks to be material to the business as a whole, except for the Belden(R) trademark. Belden has the right to use the Belden(R) trademark in connection with all of our current products. Around the time of Belden's initial public offering, however, we granted to Cooper the exclusive royalty-free right to use the Belden(R) trademark for wire and cable products in the automotive markets and certain other markets in which we do not compete. Other important trademarks used by Belden include DataTwist(R), MediaTwist(R), Flamarrest(R), UnReel(R), Duobond(R), Beldfoil(R), Conformable(R), Banana Peel(R), Alpha(R), FIT(R), XTRA GUARD(R), HomeChoice(R) and New Generation(R). Belden's patents and trademarks are primarily used by the Electronics business segment.

                                 RAW MATERIALS

The principal raw material used in many of Belden's products is copper. We have a copper price management strategy that usually involves the use of natural techniques, such as purchasing copper for future delivery at fixed prices. We will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. For additional information on this matter and on price risk related to certain petroleum-based commodities, see "Note 2: Summary of Significant Accounting Policies" and "Note 17: Unconditional Purchase Obligations" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Other raw materials used by Belden include, for the Electronics business segment, color chips, Teflon(R) FEP and other insulating materials such as plastic and rubber, shielding tape, plywood reels, corrugated cartons, aluminum, steel and optical fiber; and for the Communications business segment, the preceding materials as well as flooding and filling compound, bronze tape, Reemay, mylar and polyester film. With respect to all major raw materials used by the Company, Belden generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are generally adequate and are expected to remain so for the foreseeable future.

Belden sources a minor percentage of its finished products from a network of manufacturers under private label agreements.

                                     BACKLOG

Our business is characterized generally by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which are scheduled for shipment within six months. Orders are subject to cancellation or rescheduling by the customer, generally with a cancellation charge. At December 31, 2003, the Company's backlog of orders believed to be firm was $38.8 million, compared to $36.5 million at

December 31, 2002, most of which amounts were attributable to the Electronics business segment. The Company believes that all such backlog will be filled in 2004.

                              ENVIRONMENTAL MATTERS

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area.

A former Belden facility in Shrewsbury, Massachusetts was sold to a third party in 1992, but Belden agreed to indemnify the buyer for certain preexisting environmental liabilities, principally caused by a former owner. Contaminated soil has been removed, and groundwater remediation has been suspended. Site closure documents have been submitted to the state environmental agency for review and approval. The Company will close the groundwater system upon approval of the closure application by the state agency.

The facility in Venlo, The Netherlands was acquired in 1995 from Philips Electronics N.V. Soil and goundwater contamination were identified on the site as a result of material handling and past storage practices. Various soil and groundwater assessments are being performed, and some form of remediation may be necessary. We have recorded a liability for the estimated costs. In addition, we may need to make capital expenditures to install groundwater treatment equipment. We do not expect the capital expenditures to materially affect our financial results or cash flow.

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

Belden does not own or operate any of the three waste sites with respect to which it has been identified as a PRP. In each case, Belden is identified as a party that disposed of waste at the site. With respect to two of the sites, Belden's share of the waste volume is estimated to be less than 1%. At the third site, Belden contributed less than 10% of the waste. Although no estimates of cleanup costs have yet been completed for these sites, we believe, based on our preliminary review and other factors, including Belden's estimated share of the waste volume at the sites, that the costs relating to these sites will not have a material adverse effect on our results of operations or financial condition. We have an accrued liability on the balance sheet to the extent such costs are known and estimable for such sites.

We do not currently anticipate any material adverse effect on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs at the facilities and sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of our business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by the Company.

                                    EMPLOYEES

As of December 31, 2003, Belden had approximately 3,900 employees. Approximately 1,450 employees are covered by collective bargaining agreements at various locations around the world. During 2003, we closed our manufacturing operations in Kingston, Canada; Villingen, Germany; and Melbourne, Australia. During the year, Belden paid approximately $19.4 million in severance and related benefits to 436 terminated employees. At December 31, 2003, Belden has recorded accrued severance and related benefits in anticipation of 2004 payments to an additional 15 employees scheduled for termination. The Company believes that its relationship with its employees is good.

              IMPORTANCE OF NEW PRODUCTS AND PRODUCT IMPROVEMENTS;
             IMPACT OF TECHNOLOGICAL CHANGE; IMPACT OF ACQUISITIONS

Many of the markets that Belden serves are characterized by advances in information processing and communications capabilities, including advances driven by the expansion of digital technology, which require increased transmission speeds and greater bandwidth. These trends require ongoing improvements in the capabilities of wire and cable products, and present recurring opportunities for Belden and others to introduce more sophisticated products. We believe that our future success will depend in part upon our ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes.

Belden holds certain patents that we believe provide a competitive advantage. Our patented technologies include a performance level achieved by using bonded pairs, in which the individual conductors of a pair are affixed along their longitudinal axis. This results in consistent conductor-to-conductor spacing for consistent electrical performance and better installed performance. We have also patented the e-Spline, which complements bonded-pair technology. The e-Spline maintains consistent spacing among the various pairs of wire within a cable, reducing near-end crosstalk. These patented technologies enable certain of the Company's products to provide overall performance in excess of industry standards.

Fiber optic technology presents a potential substitute for certain of the copper-based products that comprise the vast majority of Belden's sales. Fiber optic cables have significantly penetrated the trunk portion of communications markets, and in the distribution portion of communications networks both fiber optic and copper cables are used. The service wire portion of these networks, often called "the last mile," which connects the user to the network, remains almost exclusively copper-based and we expect that it will continue to be copper for the foreseeable future.

Other markets we serve have not been significantly penetrated by optical fiber due to the high relative cost required to interface electronic and light signals and the high cost of fiber termination and connection. Advances in copper cable technologies and data transmission equipment have increased the relative performance of copper solutions. However, if there were a significant and rapid decrease in the cost of fiber optic systems relative to the cost of copper-based systems, without a significant increase in copper capabilities, such systems could become superior on a price/performance basis to the copper systems that are the majority of our business and could adversely affect our results.

To date, the development of wireless devices has required the development of new wired platforms and infrastructure. In the future, wireless communications technology may represent a threat to both copper and fiber optic-based systems. We believe that the insufficient signal security, susceptibility to interference and jamming, and relatively slow transmission speeds of current systems restrict the use of wireless technology in many data communications markets. However, there are no assurances that future advances in wireless technology will not have an adverse effect on our business.

Continued strategic acquisitions are an announced part of Belden's future strategy, and as discussed in "Note 6: Business Acquisition" of Belden's consolidated financial statements in Item 8 of this Annual Report on Form 10-K, the Company completed one acquisition in the three-year period ended December 31, 2003. However, there can be no assurance that future acquisitions will occur or that those that do occur will be successful. See also the reference in Item 1 of this Annual Report on Form 10-K to the Agreement and Plan of Merger with Cable Design Technologies Corporation.

AVAILABLE INFORMATION

Belden maintains an Internet website at www.belden.com where Belden's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

                               EXECUTIVE OFFICERS

The following sets forth certain information with respect to Belden's executive officers. All executive officers are elected to terms that expire at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

      NAME              AGE                       POSITION
      ----              ---                       --------
C. Baker Cunningham     62      Chairman of the Board, President, Chief Executive
                                Officer and Director

Kevin L. Bloomfield     52      Vice President, Secretary and General Counsel

Stephen H. Johnson      54      Treasurer

Robert W. Matz          57      Vice President, Operations and
                                President, Belden Communications

Richard K. Reece        48      Vice President, Finance and Chief Financial Officer

D. Larrie Rose          56      Vice President, Operations and President, Belden
                                Holdings, Inc.

Cathy O. Staples        53      Vice President, Human Resources

Peter J. Wickman        55      Vice President, Operations and President, Belden
                                Electronics

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

Kevin L. Bloomfield has been Vice President, Secretary and General Counsel of the Company since August 1, 1993. He was Senior Counsel for Cooper from February 1987 to July 1993, and had been in Cooper's Law Department from 1981 to 1993. He has a B.A. degree in economics and a J.D. degree from the University of Cincinnati and an M.B.A. from The Ohio State University.

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

ITEM 2. PROPERTIES

Belden has an executive office and various manufacturing plants, distribution centers and sales offices. The significant facilities are as follows:

1.       Used by Belden generally:

                                                            OWNED
                                              SQUARE          OR
     LOCATION            FACILITY TYPE         FEET         LEASED
     --------            -------------         ----         ------
St. Louis, Missouri     Executive Office      13,261        Leased

2.       Used by the Electronics business segment:

                                                                                       OWNED
                                                                           SQUARE        OR
     LOCATION                          FACILITY TYPE                        FEET       LEASED
     --------                          -------------                        ----       ------
Richmond, Indiana           Sales and Administrative Office                 53,575      Owned

Richmond, Indiana           Engineering Center                              70,000      Owned

Richmond, Indiana           Manufacturing - electronics wire &             693,372      Owned
                            cable

Richmond, Indiana           Distribution Center                            145,000      Owned

Monticello, Kentucky        Manufacturing - electronics wire &             222,800      Owned
                            cable

Tompkinsville, Kentucky     Manufacturing - CATV and flat cable            228,800      Owned

Leominster, Massachusetts   Manufacturing - electronics wire &              61,200     Leased
                            cable

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

3.       Used by the Communications business segment:

                                                                                          OWNED
                                                                              SQUARE        OR
     LOCATION                             FACILITY TYPE                        FEET       LEASED
     --------                             -------------                        ----       ------
Phoenix, Arizona               Manufacturing - Communications               1,300,000      Owned
                               and networking wire & cable; Sales
                               and Administrative Office and
                               Distribution Center

Manchester, United Kingdom     Manufacturing - Communications wire &          282,000      Owned
                               cable; Sales and Administrative Office
                               and Distribution Center

Fort Mill, South Carolina      Manufacturing - Communications wire &          240,000     Leased
                               cable

The Company believes its physical facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (195 of which the Company was aware at March 1, 2004) in which the Company is one of many defendants, 12 of which are scheduled to go to trial in 2004. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Typically, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber, which was usually encapsulated or embedded and lacquered-coated or covered by another material. Exposure to the fiber would have occurred, if at all, while stripping (cutting) the wire or cable that had such fiber. It is alleged by claimants that exposure to the fiber may result in respiratory illness. Generally, stripping was done to repair or to attach a connector to the wire or cable. Alleged predecessors of the Company had a small number of products that contained the fiber, but ceased production of such products more than fifteen years ago. Through March 1, 2004, the Company had been dismissed in approximately 50 similar cases without any going to trial or any payment to the claimant; only one involved a settlement, with the Company having paid $1,250 and two of its insurers having paid the remainder. These cases were dismissed primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases and, under an agreement with the Company, two insurance carriers are paying 83% of the defense costs in these types of cases and defense costs do not erode their policy limits. The Company vigorously defends these cases and is unaware of any valid study or literature that proves that stripping (or otherwise handling) wire and cable, which contains the fiber and which was manufactured by any alleged predecessor of the Company, would cause any illness. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. From 1996 through March 1, 2004, the total amount of litigation costs paid or payable for all cases of this nature was approximately
$178,000. In the opinion of the Company's management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

At February 27, 2004, there were approximately 750 record holders of Common Stock of Belden Inc. Belden's common stock is traded on the New York Stock Exchange (NYSE), under the symbol "BWC." The Company anticipates that comparable cash dividends will continue to be paid in the foreseeable future.

                        COMMON STOCK PRICES AND DIVIDENDS

                                                                         2003 (BY QUARTER)
                                                     -----------------------------------------------------
                                                        1                2              3             4
                                                     -------           ------         ------        ------
DIVIDENDS PER COMMON SHARE                           $   .05           $  .05         $  .05        $  .05
COMMON STOCK PRICES:
      HIGH                                             15.84            15.94          20.06         22.00
      LOW                                              10.66            10.50          14.40         17.30

                                                                         2002 (BY QUARTER)
                                                     -----------------------------------------------------
                                                        1                2              3             4
                                                     -------           ------         ------        ------
DIVIDENDS PER COMMON SHARE                           $   .05           $  .05         $  .05        $  .05
COMMON STOCK PRICES:
      HIGH                                             25.75            24.94          21.14         17.44
      LOW                                              19.54            19.69          12.85         10.86

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31,                      2003          2002           2001            2000           1999
------------------------                      ----          ----           ----            ----           ----
(in thousands, except per share
amounts)
Income statement data

  Revenues                                 $ 826,521      $ 813,348      $ 968,369      $1,169,255      $ 818,614

  Operating earnings/(loss)                  (83,876)        (6,048)        60,256         103,985         79,890

  Income/(loss) from continuing
   operations before cumulative
   effect of change in accounting
   principle                                 (60,730)       (15,893)        31,209          52,843         40,991

  Diluted earnings/(loss) per share
   from continuing operations before
   cumulative effect of change in
   accounting principle                        (2.41)          (.64)          1.26            2.14           1.68

  Diluted earnings/(loss) per share            (2.41)          (.64)          1.25            2.14           1.47
                                           ---------      ---------      ---------      ----------      ---------
Balance sheet data

  Total assets                             $ 673,555      $ 743,539      $ 722,690      $  795,768      $ 712,464

  Long-term debt                             136,000        203,242        234,703         272,630        283,817

  Other long-term obligations                 80,012        114,834         96,926          88,246         61,334

  Stockholders' equity                       274,410        307,195        314,245         287,669        247,527
                                           ---------      ---------      ---------      ----------      ---------
Other data

  Average number of employees                  4,200          4,700          5,500           5,800          4,500
                                           =========      =========      =========      ==========      =========
  Dividends per common share               $     .20      $     .20      $     .20      $      .20      $     .20
                                           =========      =========      =========      ==========      =========

Events affecting the comparability of financial information for 2001 through 2003 are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

On May 7, 1999, the Company sold its Cord Products Division to Volex, Inc. for $27.4 million.

On June 28, 1999, the Company acquired all of the outstanding shares of Cable Systems Holding Company and its subsidiary Cable Systems International Inc., Phoenix, Arizona for $183.5 million.

On April 3, 2000, the Company purchased certain assets and assumed certain liabilities of the metallic communications cable operations of Corning Communications Limited in Manchester, United Kingdom for $15.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the Company's operating results as well as its financial position, cash flows, indebtedness and other key financial information. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

The Company designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. The Company has manufacturing facilities in North America and Europe.

The Company believes that revenue growth, operating margins and working capital management are its key performance indicators.

During the five-year period from 1999 through 2003, the Company's total revenues have increased by 1% from $818.6 million to $826.5 million. This revenue comparison reflects two offsetting trends.

From 2001 through 2003, companies selling products to the electronics and communications markets have suffered through a significant downturn in demand. Much of this downturn can be attributed to the poor health of the general economies in both North America and Europe during that period. A majority of the Company's revenues historically have been derived from customers located in North America and Europe.

During this same period, the Company used its strong balance sheet to acquire numerous businesses, thus bringing enough revenues into the Company to offset those revenues lost due to the economic downturn. From 1999 through 2003, the Company acquired 5 businesses that generated combined revenues of $407.4 million during their first year after acquisition.

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. The purchase price is subject to additional contingency payments for up to three years which could total as much as $6.7 million depending mainly on the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. Operating results for NORCOM have been included in the operating results for the Communications segment since the acquisition date and may affect comparability of the operating results between years.

In December 2002, the Company elected to streamline operations by closing its manufacturing facilities in Melbourne, Australia and Villingen, Germany, exiting the production of certain products in North America, Europe and Australia, disposing of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications and disposing of certain real estate and buildings in order to rationalize production capabilities. The Company recorded impairment losses of $32.5 million on property, plant and equipment and $0.2 million on goodwill in that month. During 2003, the Company paid $10.8 million in severance and other related benefits to 241 terminated employees and recognized an additional impairment loss of $0.4 million related to the closure of the manufacturing facility in Germany. At December 31, 2003, the Company has recorded accrued severance of $0.8 million in anticipation of 2004 payments to an additional 13 employees scheduled for termination.

In December 2002, the Company decided to close its manufacturing facility in Kingston, Canada and relocate production to other Company facilities. During 2003, the Company paid $8.6 million in severance and other related benefits to 195 terminated employees. At December 31, 2003, the Company has recorded accrued severance of $0.2 million in anticipation of 2004 payments to an additional 2 employees scheduled for termination.

During 2003, a general deterioration of the North American telecommunications market required downward revisions to the expected future results of operations. Reasons for the market deterioration included the general economic slowdown, network overcapacity, network build-out delays and limited availability of capital. As a result, sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending in target markets has created uncertainty as to the level of demand, which can change quickly and can vary over short periods of time, including month to month. As a result of this uncertainty, accurate forecasting of near- and long-term results, earnings and cash flow remains difficult. In addition, since a limited number of customers account for a significant amount of revenue, results are subject to volatility from changes in spending by one or more of these significant customers. The significant declines in revenues led to high, unabsorbed fixed costs, which adversely affected gross margin. Although reductions in operating expenses continued, they were not sufficient to completely offset unabsorbed costs.

The Company does not see market conditions improving sufficiently to return the North American portion of the Communications business to operating profitability in 2004. Accordingly, in the fourth quarter of 2003, the Company's Board of Directors decided to seek strategic alternatives for this business. Depending on the outcome of the strategic review of the North American operations of the Communications segment, the Company may (1) restructure operations of the North American business, which may require further capital for facility consolidation,
(2) develop strategic relationships with other manufacturers, such as a joint venture or outsourcing arrangements, (3) sell facilities and equipment and exit the market, or (4) sell the entity and exit the market.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performed an evaluation of the recoverability of the carrying value of long-lived assets using undiscounted cash flow projections. Based on the gross undiscounted cash flow projections, the Company determined that all asset groups within the North American operations of its Communications segment were impaired. The Company then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Calculating the estimated fair values involves significant assumptions. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. During the fourth quarter of 2003, the Company determined that fair values of the asset groups within the North American operations of its Communications segment were less than carrying amounts by $92.4 million. The Company recognized this impairment loss during the fourth quarter of 2003.

The Company successfully renewed supply arrangements with two major communications customers--one in the United Kingdom, the other in Canada--during 2003.

The Company successfully renewed the collective bargaining agreement with certain employees at its Phoenix, Arizona operations during 2003.

During the years ended December 2003, 2002 and 2001, two of the Company's customers each accounted for more than 10% of the Company's total revenues. Revenues from the two customers in 2003 represented 15% and 10% of total revenues. Revenues from the two customers in 2002 represented 16% and 11% of total revenues. Revenues from the two customers in 2001 represented 11% and 17% of total revenues. A loss of one or both of these major customers, a decrease in orders by one or both of the customers or a change in the mix of products purchased by one or both of these customers could adversely affect the Company's revenues, margins and net income.

CONSOLIDATED OPERATING RESULTS

The following table sets forth information comparing 2003 consolidated operating results with 2002 and 2001.

Years Ended December 31,                                            2003           2002         2001
------------------------                                         ---------      ---------    ---------
(in thousands)
Revenues                                                         $ 826,521      $ 813,348    $ 968,369
Gross profit                                                       114,355        123,012      168,906
Operating earnings/(loss)                                          (83,876)        (6,048)      60,256
Interest expense                                                    12,299         13,730       18,585
Income/(loss) before taxes and cumulative effect of change
   in accounting principle (CECAP)                                 (96,175)       (19,778)      42,871
Income/(loss) before CECAP                                         (60,730)       (15,893)      31,209
Net income/(loss)                                                  (60,730)       (15,893)      30,958
                                                                 =========      =========    =========

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

The following table sets forth information comparing 2003 Electronics segment operating results with 2002 and 2001.

Years Ended December 31,                                            2003           2002         2001
------------------------                                         ---------      ---------    ---------
(in thousands)
External customer revenues                                       $ 553,743      $ 567,126    $ 635,630
Operating earnings                                                  32,163         11,315       61,925
  As a percent of external customer revenues                           5.8%           2.0%         9.7%
                                                                 =========      =========    =========

The following table sets forth information comparing 2003 Communications segment operating results with 2002 and 2001.

Years Ended December 31,                                            2003           2002         2001
------------------------                                         ---------      ---------    ---------
(in thousands)
External customer revenues                                       $ 272,778      $ 246,222    $ 332,739
Operating earnings/(loss)                                         (104,524)        (6,857)       6,283
  As a percent of external customer revenues                         (38.3)%         (2.8)%        1.9%
                                                                 =========      =========    =========

OPERATING RESULTS -- 2003 COMPARED WITH 2002

Revenues

Revenues increased 1.6% to $826.5 million in the year ended December 31, 2003 from $813.3 million in the year ended December 31, 2002 as favorable currency translation on international revenues were only partially offset by reduced sales volume and net decreased selling prices.

The increase of the euro, British pound, Canadian dollar and Australian dollar from average exchange values of $0.95, $1.50, $0.64 and $0.54, respectively, in 2002 to $1.13, $1.64, $0.72 and $0.65, respectively, in 2003 contributed 4.4 percentage points of revenue increase. The Company anticipates that average exchange values for 2004 will be higher than those achieved in 2003, thus contributing to an expected overall revenue increase.

The Company experienced volume decreases in all of its product offerings due primarily to the sluggish general economies in both North America and Europe and historically low capital expenditures by the major communications companies that were partially offset by incremental volume from NORCOM, acquired in the fourth quarter of 2002. These volume decreases partially offset the positive impact of currency translation by 2.1 percentage points. The Company believes that the general economy in North America is now improving and that improvement in the North American electronics market should result in a modest volume increase on products sold by the its Electronics segment in 2004. The Company believes, however, that there will be little to no improvement in the North American communications market and that the volume of products sold by its Communications segment will be flat to slightly down in 2004. The Company believes the general economy in Europe is also improving and it should experience an increase in the volume of products sold by its Communications segment. The Company believes, however, that the volume of products sold by its Electronics segment will decrease due to its 2002 decision to exit certain product lines in Europe.

Decreased product pricing also offset the positive impact that currency translation and NORCOM had on the revenue comparison by 0.7 percentage points. This decrease resulted primarily from the impact of sales price reductions implemented on certain products with communications, networking and entertainment/OEM applications as well as lower annual average pass-through copper prices on certain products with communications applications. These decreases were partially offset by sales price increases implemented on certain products with industrial applications. The Company believes that sales prices for most products should increase in 2004. These increases will result from the Company's planned response to the rising costs of copper and other materials.

Revenues in the United States, representing 58.6% of the Company's total revenues generated during the year ended December 31, 2003, declined by 6.0% compared with revenues generated during the same period in 2002. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during 2003 declined by 7.3% compared with revenues generated during 2002. Revenues generated in the United States from the sale of Communications segment products during the year ended December 31, 2003 declined by 3.4% compared with the same period in 2002.

Revenues in Canada represented 10.2% of the Company's total revenues for the year ended December 31, 2003. Canadian revenues for 2003 increased by 55.3% compared with revenues for 2002 due primarily to revenues generated by NORCOM and the impact of favorable currency translation partially offset by decreased demand for products with industrial applications. Local currency revenues generated by NORCOM contributed 49.2 percentage points to the revenue increase. The impact of favorable currency translation contributed 11.4 percentage points of the revenue increase. Decreased local currency revenues generated on sales of products with industrial applications partially offset the favorable impact that NORCOM and currency translation had on the revenue comparison by 5.3 percentage points.

Revenues in the United Kingdom, representing 10.0% of the Company's total revenues generated during 2003, decreased by 1.6% compared with revenues generated during 2002. Absent the impact of favorable currency translation and revenues generated by NORCOM on sales into the United Kingdom, revenues generated for 2003 declined by 8.4% compared with revenues generated for 2002. This decline occurred due to a shortfall in revenues generated on the sale of Electronics segment products partially offset by increased revenues generated on the sale of Communications segment products.

Revenues in Continental Europe represented 12.4% of the Company's total revenues for the year ended December 31, 2003. Continental European revenues generated during 2003 increased by 16.0% compared with revenues generated during 2002. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during 2003 decreased by 8.1% compared with revenues generated during 2002. This decline occurred primarily due to a shortfall in demand for Electronics segment products.

Revenues from the rest of the world, representing 8.8% of the Company's total revenues generated during the year ended December 31, 2003, increased by 1.5% from the same period in 2002. The increase represented favorable currency translation and stronger demand in the Africa/Middle East markets partially offset by lower demand in both Latin America and the Asia/Pacific markets.

Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings/(loss) for the year ended December 31, 2003 with the year ended December 31, 2002.

                                                                                                Percent
                                                                                               Decrease
                                                                                             2003 Compared
Year Ended December 31,                                             2003           2002        With 2002
-----------------------                                          ---------      ---------    -------------
(in thousands, except % data)
Gross profit                                                     $ 114,355      $ 123,012         (7.0)%
  As a percent of revenues                                            13.8%          15.1%
Operating loss                                                   $ (83,876)     $  (6,048)    (1,286.8)%
  As a percent of revenues                                           (10.1)%         (0.7)%
Loss before taxes and CECAP                                      $ (96,175)     $ (19,778)      (386.3)%
  As a percent of revenues                                           (11.6)%         (2.4)%
Net loss                                                         $ (60,730)     $ (15,893)      (282.1)%
  As a percent of revenues                                            (7.3)%         (2.0)%
                                                                 =========      =========      =======

Gross profit decreased 7.0% to $114.4 million in the year ended December 31, 2003 from $123.0 million in the year ended December 31, 2002 due primarily to lower sales volume, higher product costs resulting from increased prices for copper and commodities derived from petroleum and natural gas, the impact of sales price reductions taken on certain products with communications, networking and entertainment applications, severance costs of $2.2 million recognized in 2003 related to the manufacturing facility closings in Australia and Germany, severance costs of $1.2 million recognized in 2003 resulting from personnel reductions within the Electronics segment, severance costs of $0.5 million recognized in 2003 resulting from personnel reductions within the Communications segment, and an aggregate nonrecurring $2.0 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in 2002. Also contributing to the unfavorable gross profit comparison was the impact of the Company's inventory reduction initiative. By limiting production to reduce inventory levels, the Company absorbed less of its fixed costs; thus, unabsorbed costs, or unfavorable production variances, had a negative impact on gross profit. These negative factors were partially offset by the current-year impact of material, labor and overhead cost reduction initiatives as well as severance costs totaling $2.7 million related to personnel reductions within the Electronics segment recognized in 2002, severance costs totaling $5.9 million recognized in 2002 related to product line curtailment and planned manufacturing facility consolidation, and inventory obsolescence costs of $3.6 million recognized in 2002 related to product line curtailment. Gross profit as a percent of revenues declined by 1.3 percentage points from the prior year due to the previously mentioned items.

Operating loss increased to $83.9 million for the year ended December 31, 2003 from $6.0 million for the year ended December 31, 2002 due primarily to lower gross profit, asset impairment costs of $92.8 million recognized in 2003 related to the Company's inability to recover its investment in both the tangible and intangible assets within the North American operations of its Communications segment and the manufacturing facility closing in Germany, and an $8.1 million decrease from 2002 to 2003 in other operating earnings recognized for "take-or-pay" and "sales incentive" compensation due under minimum requirements contracts with a major private-label customer. Also contributing to the negative operating loss comparison was an increase in selling, general and administrative expenses to $108.5 million for 2003 from $107.4 million for 2002 due primarily to the NORCOM acquisition in the fourth quarter of 2002, the unfavorable impact of currency translation, severance costs of $0.4 million recognized in 2003 related to the manufacturing facility closings in Australia and Germany, severance costs of $2.4 million recognized in 2003 related to personnel reductions within the Electronics segment, and bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia. This unfavorable performance was somewhat mitigated by asset impairment costs totaling $32.7 million recognized in 2002 related to product line curtailment and the manufacturing facility closings in Australia and Germany, severance costs totaling $1.3 million recognized in 2002 related to personnel reductions within the Electronics segment, severance costs totaling $2.4 recognized in 2002 related to product line curtailment and the manufacturing facility closings in Australia and Germany, and bad debt expense totaling $1.9 million recognized in 2002. Selling, general and administrative expenses decreased to 13.1% of revenues in 2003 from 13.2% of revenues in 2002. Operating loss as a percent of revenues declined by 9.4 percentage points from the prior year due to the previously mentioned items.

Loss before taxes and CECAP increased to $96.2 million in the year ended December 31, 2003 from $19.8 million in the year ended December 31, 2002 due mainly to lower operating earnings. The lower operating earnings were partially offset by decreased interest expense. Interest expense decreased 10.4% to $12.3 million in 2003 from $13.7 million in 2002 due to lower average borrowings and marginally lower interest rates. Average debt outstanding during the 2003 and 2002 was $200.1 million and $215.3 million, respectively. The Company's average interest rate was 6.59% in 2003 and 6.64% in 2002.

The net tax benefit of $35.4 million for the year ended December 31, 2003 resulted from a net loss before taxes and CECAP of $96.2 million. The Company's effective tax rate after asset impairment, severance and bad debt (Charges) was 40.0%. This rate was adjusted to 36.9% because of valuation allowances recorded against the state and foreign net operating loss carryforwards and deferred tax assets resulting from the Charges.

Net loss increased to $60.7 million in the year ended December 31, 2003 from $15.9 million in the year ended December 31, 2002 due mainly to a greater loss before taxes and CECAP partially offset by the larger tax benefit recognized during 2003.

Electronics Segment

Revenues generated from sales to external customers decreased 2.4% to $553.7 million for the year ended December 31, 2003 from $567.1 million for the year ended December 31, 2002. The segment experienced lower sales volume on products with networking, industrial, entertainment/OEM and communications applications due to the unfavorable manufacturing economies in the United States, Europe and parts of Asia. The impact of price reductions taken on certain products with networking, entertainment and communications applications also had a negative impact on the revenue comparison. The impact of these price reductions was partially offset by price increases taken on certain products with industrial applications. Favorable currency translation on international revenues partially offset the negative impact that volume and pricing had on the revenue comparison.

Operating earnings increased significantly to $32.2 million for the year ended December 31, 2003 from $11.3 million for the same period in 2002 due mainly to asset impairment and severance costs of $17.5 million and $8.3 million, respectively, recognized in 2002 related to product line curtailment and the manufacturing facility closures in Australia and Germany, inventory obsolescence costs of $3.6 million recognized in 2002 related to product line curtailment, severance costs of $3.3 million recognized in 2002 related to personnel reductions taken in response to the downturn in sales activity, bad debt expense totaling $0.9 million recognized in 2002 related to two financially troubled distribution customers, the 2003 impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures, and $1.6 million in unabsorbed production costs recognized during 2002 related to the Company's Ft. Mill, South Carolina manufacturing facility which was transferred from this segment to the Communications segment effective July 1, 2003. These positive factors were partially offset by lower sales volumes, the impact of sales price reductions taken on certain products, increased unabsorbed production costs resulting from actions taken by the segment to reduce inventory levels, severance and asset impairment costs of $2.5 million and $0.4 million, respectively, recognized in 2003 related to the manufacturing facility closings in Australia and Germany, severance costs of $3.6 million recognized in 2003 related to personnel reductions within the segment, bad debt expense of $0.6 million recognized in 2003 related to the failure of a distribution customer in Asia, and an aggregate nonrecurring $0.7 million favorable settlement from class action litigation regarding the pricing of copper futures recognized during 2002.

Communications Segment

The Communications segment recorded revenues generated on sales to external customers of $272.8 million for the year ended December 31, 2003; a 10.8% increase from revenues of $246.2 million generated for the year ended December 31, 2002. The revenue increase was due principally to favorable currency translation on international revenues, the inclusion of revenues generated by NORCOM during twelve months of 2003 compared with two months of 2002 and increased sales of products with communications applications to distribution customers. The positive impact that currency translation, NORCOM and increased distribution sales had on the revenue comparison was partially offset by historically low capital spending by the major communications companies.

Operating loss deteriorated to $104.5 million for the year ended December 31, 2003 from $8.9 million for the year ended December 31, 2002 due primarily to asset impairment costs of $92.4 million related to the Company's inability to recover its investment in both the tangible and intangible assets within the North American operations of its Communications segment and an $8.1 million decrease from 2002 to 2003 in other operating earnings recognized for "take-or-pay" and "sales incentive" compensation due under minimum requirements contracts with a major private-label customer. Also contributing to the negative operating loss comparison were higher product costs resulting from increased prices for copper and commodities derived from petroleum and natural gas, increased unabsorbed production costs resulting from actions taken to reduce inventory levels, severance costs of $0.5 million recognized in 2003 related to personnel reductions in the United Kingdom, an aggregate nonrecurring $1.3 million favorable settlement from class action litigation regarding the pricing of copper futures recognized in 2002, increased production, selling, general and administrative costs and expenses due to the acquisition of NORCOM in the fourth quarter of 2002, and the transfer of the Company's Ft. Mill, South Carolina manufacturing facility from the Electronics segment to this segment effective July 1, 2003. These negative factors were partially offset by the 2003 impact of cost reduction initiatives related to certain material, labor, manufacturing overhead and selling, general and administrative expenditures and asset impairment costs totaling $15.2 million recognized in 2002 related to updated manufacturing technology and the manufacturing facility closing in Canada.

OPERATING RESULTS -- 2002 COMPARED WITH 2001

Revenues

Revenues decreased 16.0% to $813.3 million in the year ended December 31, 2002 from $968.4 million in the year ended December 31, 2001 as reduced sales volume and decreased selling prices were only partially offset by favorable currency translation on international revenues.

Decreased unit sales contributed 14.2 percentage points of revenue decline. The Company experienced volume decreases in all of its product offerings due primarily to the downturns in both the United States and European economies, capital spending reductions by the major communications companies and the lack of purchases during 2002 by a major private-label customer that contributed $13.0 million in revenues during 2001. These negative factors were partially offset by incremental revenues from NORCOM, acquired in the fourth quarter of 2002.

Decreased product pricing contributed 3.0 percentage points of revenue decline. This decrease resulted primarily from the impact of sales price reductions implemented on certain products with communications, networking, industrial and entertainment/OEM applications as well as lower annual average pass-through copper prices on certain products with communications applications.

The increase of the euro, British pound and Australian dollar from average exchange values of $0.90, $1.44 and $0.52, respectively, in 2001 to $0.95, $1.50 and $0.54, respectively, partially offset the negative impact of volume and pricing on revenue comparisons by 1.2 percentage points.

Revenues in the United States, representing 63.3% of the Company's total revenues for the year ended December 31, 2002, decreased by 20.2% compared to revenues for the year ended December 31, 2001. This decline was attributed to a shortfall in sales of both Electronics segment and Communications segment products. United States revenues generated from the sale of Electronics segment products during 2002 declined by 10.3% compared to revenues generated during 2001. Revenues generated in the United States from the sale of Communications segment products during 2002 were down 33.6% compared to revenues generated during 2001.

Revenues in Canada represented 6.7% of the Company's total revenues for the year ended December 31, 2002. Canadian revenues for 2002 increased by 35.1% compared with revenues for 2001 due primarily to increased demand for products with industrial applications and revenues generated by NORCOM partially offset by the impact of unfavorable currency translation. Increased local currency revenues generated on sales of products with industrial applications contributed 22.7 percentage points to the revenue increase. Local currency revenues generated by NORCOM contributed 14.0 percentage points to the revenue increase. The impact of unfavorable currency translation partially offset the favorable impact that the increased industrial products revenues and the incremental NORCOM revenues had on the revenue comparison by 1.6 percentage points.

Revenues in the United Kingdom, representing 10.3% of the Company's total revenues generated during 2002, decreased by 4.5% compared with revenues generated during 2001. Absent the impact of favorable currency translation, revenues generated for 2002 declined by 7.7% compared with revenues generated for 2001. This decline occurred due to a shortfall in revenues generated on the sale of both Electronics segment products and Communications segment products.

Revenues in Continental Europe represented 10.9% of the Company's total revenues for the year ended December 31, 2002. Continental European revenues decreased by 23.9% from revenues generated during 2001. Absent the impact of favorable currency translation, revenues generated for 2002 declined by 29.4% compared with revenues generated for 2001. This decline occurred due to a shortfall in revenues generated on the sale of both Electronics segment products and Communications segment products.

Revenues from the rest of the world, representing 8.8% of the Company's total revenues for 2002, decreased by 12.1% from revenues generated in 2001. Absent the impact of favorable currency translation, revenues from the rest of the world for 2002 would have decreased by 13.2% compared to revenues generated in 2001. This decline represented reduced demand in Latin America and the Asia/Pacific markets partially offset by increased demand in the Africa/Middle East markets.

Costs, Expenses and Earnings

The following table sets forth information comparing the 2002 components of earnings with 2001.

                                                                                               Percentage
                                                                                               Decrease
                                                                                             2002 Compared
Year Ended December 31,                                             2002           2001        With 2001
-----------------------                                          ---------      ---------    -------------
(in thousands, except % data)
Gross profit                                                     $ 123,012      $ 168,906        (27.2)%
  As a percent of revenues                                            15.1%          17.4%
Operating earnings/(loss)                                        $  (6,048)     $  60,256       (110.0)%
  As a percent of revenues                                            (0.7)%          6.2%
Income/(loss) before taxes and CECAP                             $ (19,778)     $  42,871       (146.1)%
  As a percent of revenues                                            (2.4)%          4.4%
Net income/(loss)                                                $ (15,893)     $  30,958       (151.3)%
  As a percent of revenues                                            (2.0)%          3.2%
                                                                 =========      =========       ======

Gross profit decreased 27.2% to $123.0 million in the year ended December 31, 2002 from $168.9 million in the year ended December 31, 2001 due primarily to lower sales volume, the impact of sales price reductions taken on certain products, severance costs of $2.1 million recognized in 2002 related to personnel reductions taken in response to the downturn in sales activity, severance costs of $5.9 million recognized in 2002 related to product line curtailment and planned manufacturing facility consolidation, and inventory obsolescence costs of $3.6 million recognized in 2002 related to product line curtailment. This decrease was partially offset by the impact of material, labor and overhead cost reductions as well as a $2.0 million settlement awarded to the Company in 2002 from class action litigation regarding the pricing of copper futures. Gross profit as a percent of revenues declined by 2.3 percentage points from the prior year reflecting the previously mentioned items.

Operating earnings/(loss) decreased 110.0% to $6.0 million of operating loss in the year ended December 31, 2002 from $60.3 million of operating earnings in the year ended December 31, 2001 due primarily to the decrease in gross profit and a decrease in other operating earnings/(expenses) from $8.3 million of other operating earnings in 2001 to $21.6 million of other operating expenses in 2002. The decrease in other operating earnings/(expenses) was due primarily to asset impairment costs of $32.7 million recognized in 2002 related to product line curtailment and planned manufacturing facility consolidation that was only partially offset by a $2.8 million increase from 2001 to 2002 in other operating earnings recognized for "take-or-pay" and "sales incentive" compensation due under minimum requirements contracts with a major private-label customer. Partially offsetting the decrease in gross profit and other operating earnings/(loss) was a reduction in selling, general and administrative expenses of 6.4% to $107.4 million in 2002 from $114.8 million in 2001 and the cessation of goodwill amortization, which totaled $2.1 million in 2001, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The favorable performance in selling, general and administrative expenses was primarily the result of a $6.8 million decrease from 2001 to 2002 in bad debt expense and was also positively affected by personnel reductions and tighter spending control throughout the organization. This favorable performance was somewhat mitigated by severance costs of $1.2 million recognized in 2002 related to personnel reductions taken in response to the downturn in sales activity, management reassignment costs of $0.5 million recognized in 2002, severance costs of $2.4 million recognized in 2002 related to product line curtailment and planned manufacturing facility consolidation, and additional selling, general and administrative expenses related to the NORCOM acquisition. Operating earnings/(loss) as a percent of revenues declined by 6.9 percentage points from the prior year reflecting the previously mentioned items.

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

Operating earnings decreased 81.7% to $11.3 million for the year ended December 31, 2002 from $61.9 million for the year ended December 31, 2001 due primarily to lower revenues, severance costs of $3.3 million recognized in 2002 related to personnel reductions taken in response to the downturn in sales activity, $0.9 million in bad debt expense related to two financially troubled distribution customers recognized in 2002, asset impairment and severance costs of $17.5 million and $8.3 million, respectively, recognized in 2002 related to product line curtailment and planned manufacturing facility consolidation, and inventory obsolescence costs of $3.6 million recognized in 2002 related to product line curtailment. This decrease was partially offset by a $0.7 million settlement awarded to the Company in 2002 from class action litigation regarding the pricing of copper futures and the positive impact of material, labor and overhead cost reductions, personnel reductions, and tighter control of selling, general and administrative spending throughout the segment.

Communications Segment

The Communications segment recorded external customer revenues of $246.2 million for the year ended December 31, 2002, a 26.0% decrease from revenues of $332.7 million for the year ended December 31, 2001, due principally to capital spending reductions by the major communications companies, the impact of lower annual average pass-through copper prices on certain products with communications applications and the lack of sales during the current year to a major private-label customer that contributed $13.0 million in revenues during 2001. These decreases were partially offset by both the positive effect of currency translation on international revenues and incremental revenues of $5.7 million contributed by NORCOM, acquired in the fourth quarter of 2002.

Operating earnings/(loss) decreased to $6.9 million of operating loss for the year ended December 31, 2002 from $6.3 million of operating earnings for the year ended December 31, 2001 due primarily to lower revenues, selling, general and administrative expenses for NORCOM that exceeded the operation's gross profit, and asset impairment cost totaling $15.2 million recognized in 2002 related to updated manufacturing technology and planned manufacturing facility consolidation. This decrease was partially offset by a $1.3 million settlement awarded to the Company in 2002 from class action litigation regarding the pricing of copper futures, an $8.0 million decrease in bad debt expense from 2001 to 2002, a $2.8 million increase from 2001 to 2002 in other operating earnings recognized related to compensation due under minimum requirements contracts with a major private-label customer, and the positive impact of material, labor and overhead cost reductions, personnel reductions, and tighter control of selling, general and administrative spending throughout the segment.

FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. Generally, the Company's primary source of cash has been from business operations. Cash sourced from credit facilities and other borrowing arrangements has historically been used to fund business acquisitions. The Company believes that these sources are sufficient to fund the current requirements of working capital, to make scheduled pension contributions for the Company's retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments and to support its short-term and long-term operating strategies. Planned capital expenditures for 2004 are approximately $17.0 million, of which approximately $12.0 million relates to capacity maintenance and enhancement. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company's financial position require it.

Any materially adverse reaction to customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company's product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

The following table summarizes the Company's cash flows from operating, investing and financing activities for the years ended December 31, 2003, 2002 and 2001.

SUMMARIZED STATEMENTS OF CASH FLOW

Years Ended December 31,                                            2003           2002         2001
------------------------                                         ---------      ---------    ---------
(in thousands)
Net cash provided by/(used in):
    Operating activities                                         $  94,586      $  95,448    $  72,744
    Investing activities                                           (16,492)       (43,928)     (35,425)
    Financing activities                                            (4,913)       (35,141)     (42,015)
Effect of exchange rate changes on cash and cash equivalents         2,377            231           99
                                                                 ---------      ---------    ---------
Increase/(decrease) in cash and cash equivalents                 $  75,558      $  16,610    $  (4,597)
                                                                 =========      =========    =========

NET CASH PROVIDED BY OPERATING ACTIVITIES

Years Ended December 31,                                            2003           2002         2001
------------------------                                         ---------      ---------    ---------
(in thousands)
Income/(loss) before CECAP                                       $ (60,730)     $ (15,893)   $  31,209
Depreciation and amortization                                       35,765         39,651       40,292
Asset impairment charges                                            92,752         32,719            -
Deferred tax provision/(benefit)                                   (33,774)        (1,930)       9,644
Retirement savings plan contributions                                3,739              -            -
Employee stock purchase plans                                        2,149          1,647        3,199
Stock compensation                                                     148              -            -
Gain on business divestiture                                             -              -        1,200)
Amortization of unearned deferred compensation                       1,502          1,140          508
Changes in operating assets and liabilities, net                    53,035         38,114      (10,908)
                                                                 ---------      ---------    ---------
Net cash provided by operating activities                        $  94,586      $  95,448    $  72,744
                                                                 =========      =========    =========

Net cash provided by operating activities in 2003 totaled $94.6 million. Changes in operating assets and liabilities provided cash of $49.8 million. This contribution resulted from decreases in both inventories and receivables partially offset by decreased accounts payable and accrued liabilities. In 2003, the Company focused on reducing inventory levels in an effort to accumulate cash for pension contribution payments estimated at $17.2 million and debt maturity payments estimated at $64.0 million to be made in 2004. The Company is accumulating cash rather than prepaying debt due to the onerous penalties that would apply on a debt prepayment. Receivables decreased primarily in the Communications segment due to lower revenues and the difference between the outstanding balances on the minimum requirement contracts receivables at December 31, 2002 and December 31, 2003. The Company believes that both inventory and receivables balances will increase slightly in 2004 as revenues are projected to increase over 2003. Accounts payable and accrued liabilities decreased from December 31, 2002 due primarily to the payout of severance and other related benefits throughout 2003. The Company believes that accounts payable and accrued liabilities will decrease in 2004 due to the payout of severance and pension contributions.

The Company's deferred tax benefit increased from the year ended December 31, 2002 due primarily to the impairment of long-lived assets within the North American operations of its Communications segment.

Asset impairment costs of $92.8 million were recognized in 2003 related to the manufacturing facility closing in Germany and the Company's inability to recover its investment in both the tangible and intangible assets within the North American operations of its Communications segment.

In 2003, the Company elected to fund certain contributions to one of its retirement savings plans with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $4.5 million and a market value of $3.7 million.

Also in 2003, the Company elected to partially compensate its nonemployee Directors with common stock held in treasury rather than with cash. Treasury stock had a FIFO cost basis of $0.2 million and a market value of $0.1 million.

During 2002, cash flow from operations totaled $95.4 million. Operating assets and liabilities provided $38.1 million of funds. This contribution resulted primarily from both an increase in accounts payable and accrued liabilities and a decrease in income taxes receivable partially offset by increased receivables and inventories. Accounts payable and accrued liabilities increased from December 31, 2001 due to pension liabilities totaling $15.2 million reclassified from long-term to current in anticipation of funding requirements in 2003, severance and other related benefits totaling $19.7 million accrued in the fourth quarter of 2002 related to curtailed product lines and planned manufacturing facility consolidation, and accounts payable and accrued liabilities created and assumed in the NORCOM acquisition in the fourth quarter of 2002. Income taxes receivable decreased $12.1 million due to federal income tax refunds received in the first quarter of 2002. Receivables and inventories increased $3.3 million and $9.0 million, respectively, due to assets purchased in the NORCOM acquisition.

Asset impairment costs totaling $32.7 million were recognized in 2002 related to product line curtailment, the manufacturing facility closings in Australia and Germany and the disposition of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications.

During 2001, cash flow from operations totaled $72.7 million. Operating assets and liabilities consumed $10.9 million of funds. This consumption resulted principally from both a decrease in accounts payable and accrued liabilities and an increase in income taxes receivable partially offset by lower receivables and inventories. Accounts payable and accrued liabilities decreased $66.1 million from December 31, 2000 due to reduced production and purchasing levels within the Company, biennial settlement of the employee stock purchase plan and payment of escrowed funds owed to the former stockholders of CSI. Income taxes receivable increased $14.5 million from December 31, 2000 due to the utilization of tax net operating loss carrybacks to prior periods and estimated interim tax payments made in excess of actual annual amounts due. Receivables decreased $50.3 million from December 31, 2000 due to reduced sales volume in 2001 and the addition of an $8.4 million account receivable from a financially troubled VAR to the allowance for doubtful accounts. Inventories decreased $21.1 million due to inventory reduction efforts implemented by the Company in response to reduced product demand.

NET CASH USED IN INVESTING ACTIVITIES

Years Ended December 31,                                                        2003           2002           2001
------------------------                                                     ----------     ----------     ----------
(in thousands)
Capital expenditures                                                         $  (16,738)    $  (32,830)    $  (37,072)
Cash used to acquire businesses                                                       -        (11,300)             -
Proceeds from business divestiture                                                    -              -          1,400
Proceeds from disposal of property                                                  246            202            247
                                                                             ----------     ----------     ----------
Net cash used in investing activities                                        $  (16,492)    $  (43,928)    $  (35,425)
                                                                             ==========     ==========     ==========

CAPITAL EXPENDITURES

Years Ended December 31,                                                        2003           2002           2001
------------------------                                                     ----------     ----------     ----------
(in thousands)
Capacity maintenance and enhancement                                         $   14,237     $   24,811     $   22,424
Capacity expansion                                                                  418          2,296          8,729
Other                                                                             2,083          5,723          5,919
                                                                             ----------     ----------     ----------
                                                                             $   16,738     $   32,830     $   37,072
                                                                             ==========     ==========     ==========

Capital expenditures decreased significantly in 2003 from expenditures levels in 2002 and 2001 as the Company focused on accumulating cash for future pension contribution and debt maturity payments. Capital expenditures during 2003, 2002 and 2001 were approximately 2.0%, 4.0% and 3.8% of total revenues, respectively. Approximately 85%, 76% and 60% of capital expenditures were utilized for maintaining and enhancing existing production capabilities in 2003, 2002 and 2001, respectively.

In 2002, the Company acquired NORCOM for cash of approximately $11.3 million.

Proceeds from business divestiture in 2001 resulted from the sale of the Company's interest in a medical wire joint venture in The Netherlands.

NET CASH USED IN FINANCING ACTIVITIES

Years Ended December 31,                                                        2003           2002           2001
------------------------                                                     ----------     ----------     ----------
(in thousands)
Net payments under long-term
    credit facility and credit agreements                                    $        -     $  (31,461)    $  (38,635)
Proceeds from exercise of stock options                                             170          1,198          1,515
Cash dividends paid                                                              (5,083)        (4,878)        (4,895)
                                                                             ----------     ----------     ----------
Net cash used in financing activities                                        $   (4,913)    $  (35,141)    $  (42,015)
                                                                             ==========     ==========     ==========

The Company repaid approximately $31.5 million and $38.6 million of debt during 2002 and 2001, respectively. These repayments were funded primarily by cash flow from operations. Dividends of $0.20 per share per annum were paid to stockholders during 2003, 2002 and 2001.

Borrowings and other contractual obligations have the following scheduled maturities.

BORROWINGS AND CONTRACTUAL OBLIGATIONS

                                                                                   Payments Due by Period
                                                             ------------------------------------------------------------------
                                                                            Less than       1-2           3-4           After
December 31, 2003                                              Total         1 year        years         years         4 years
-----------------                                            ----------    ----------    ----------    ----------    ----------
(in thousands)
Long-term debt, including current maturities (1)             $  200,000    $   64,000    $   15,000    $   74,000    $   47,000
Interest payable                                                 42,763        12,880        10,153        12,936         6,794
Operating leases                                                  6,531         3,825         1,916           788             2
Inventory purchase obligations                                   17,151        17,151             -             -             -
Capital equipment purchase obligations                            1,381         1,381             -             -             -
Pension and other postretirement obligations(2)                  53,713        19,371        17,171        17,171             -
                                                             ----------    ----------    ----------    ----------    ----------
Total contractual cash obligations                           $  321,539    $  118,608    $   44,240    $  104,895    $   53,796
                                                             ==========    ==========    ==========    ==========    ==========

(1) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of December 31, 2003 of $66.0 million.

(2) Annual contributions to the Company's pension plans for years after 2006 are dependent upon the investment results of the plans' assets and are thus not currently estimable. Annual contributions to the Company's other postretirement plan for years after 2004 are estimated to decline over time to the $0.2 million to $0.3 million level as the participants receiving healthcare benefits either die or reach their limit of benefits.

The Company anticipates making increased contributions to its pension plans during 2004. The Company's contributions to these plans during 2003 were $6.7 million. The anticipated increase results primarily from the funding required for its United States pension plan. During 1993 through 2002, the funded status of this plan neither required any minimum contributions nor permitted any tax-deductible contributions. Due to poor investment results with respect to the United States pension plan's assets from 2000 through 2002, the Company did make a required minimum contribution of $1.6 million to this plan during 2003. The Company anticipates contributing $17.2 million to its pension plans during 2004, $10.2 million of which is attributable to the United States pension plan. While the amount of contributions to its pension plans for the years after 2004 is partially but significantly affected by the investment results from the plans' assets, the Company currently anticipates contributions to its pension plans for 2005 and 2006 in amounts no greater than those for 2004.

OTHER COMMERCIAL COMMITMENTS

                                                                         Amount of Commitment Expiration Per Period
                                                             -----------------------------------------------------------------
                                                                           Less than        1-3           4-5          After
December 31, 2003                                              Total         1 year        years          years       5 years
-----------------                                            ----------    ----------    ----------    ----------    ---------
(in thousands)
Lines of credit(1)                                           $   58,165    $        -    $   58,165    $        -    $       -
Standby letters of credit                                         3,907         3,907             -             -            -
Guarantees                                                          520           520             -             -            -
                                                             ----------    ----------    ----------    ----------    ---------
Total commercial commitments                                 $   62,592    $    4,427    $   58,165    $        -    $       -
                                                             ==========    ==========    ==========    ==========    =========

(1) The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of the Company's receivables and inventories located in the United States. The Company's borrowing capacity under the Credit Agreement as of December 31, 2003 was $58.2 million. There were no outstanding borrowings under the Credit Agreement at December 31, 2003.

WORKING CAPITAL

December 31,                                                                       2003           2002
------------                                                                    ----------     ----------
(in thousands, except current ratio)

Current assets
  Cash and cash equivalents                                                     $   94,967     $   19,409
  Receivables                                                                       99,112        109,180
  Inventories                                                                      128,460        159,817
  Income taxes receivable                                                            1,770          2,428
  Deferred income taxes                                                             18,535         15,097
  Other current assets                                                               6,547          7,818
                                                                                ----------     ----------
     Total current assets                                                       $  349,391     $  313,749
Current liabilities
  Accounts payable and accrued liabilities                                      $  117,182     $  118,268
  Current maturities of long-term debt                                              65,951              -
                                                                                ----------     ----------
     Total current liabilities                                                  $  183,133     $  118,268
                                                                                ----------     ----------
Working capital                                                                 $  166,258     $  195,481
Current ratio(1)                                                                      1.91           2.65
                                                                                ==========     ==========

(1)  Total current assets divided by total current liabilities

Current assets increased $35.6 million, or 11%, from $313.7 million at December 31, 2002 to $349.4 million at December 31, 2003 due primarily to increases in both cash and cash equivalents and the Company's deferred tax asset partially offset by decreases in all other current asset categories. In 2003, the Company focused on cash accumulation through receivables and inventory reduction, lower capital spending and stricter management control over discretionary spending in anticipation of pension contributions of approximately $17.2 million and debt maturity funding requirements of $64.0 million in 2004. The Company's deferred tax asset increased $3.4 million due to a combination of nondeductible reserves associated with current assets and net operating loss carryforwards. Receivables and inventories decreased $10.1 million and $31.4 million, respectively. Receivables decreased primarily in the Communications segment due to lower revenues and the difference between the outstanding balances on the minimum requirement contracts receivables at December 31, 2002 of $12.5 million and the outstanding balance on the minimum requirements contract receivable at December 31, 2003 of $3.0 million. Inventories were reduced as part of the Company's cash accumulation initiative. Other current assets decreased $1.3 million due primarily to fair market value reductions on the Company's outstanding interest rate swaps.

Current liabilities increased $64.9 million, or 55%, from $118.3 million at December 31, 2002 to $183.1 million at December 31, 2003. The increase was due primarily to the reclassification of the $64.0 million balance outstanding on the Series 1999-A Medium-Term Notes and the related interest rate swaps fair value of $2.0 million from long-term to current as these notes mature in 2004 and a $13.5 million increase in accounts payable resulting primarily from a change in the timing of payments for copper and commodities derived from petroleum and natural gas within the Communications segment. These events were partially offset by a reduction in accrued severance from $19.7 million at December 31, 2002 to $3.4 million at December 31, 2003.

LONG-LIVED ASSETS

December 31,                                                                       2003           2002
------------                                                                    ----------     ----------
(in thousands)
Property, plant and equipment                                                   $  238,027     $  337,196
Goodwill and other intangibles                                                      79,462         79,588
Other long-lived assets                                                              6,675         13,006
                                                                                ----------     ----------
                                                                                $  324,164     $  429,790
                                                                                ==========     ==========

Long-lived assets decreased $105.6 million, or 25%, from $429.8 million at December 31, 2002 to $324.2 million at December 31, 2003. Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company's land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased by $99.2 million due mainly to current-year depreciation and asset impairment charges of $92.8 million recognized in 2003 related to the Company's inability to recover its investment in tangible and intangible assets within the North American operations of the Communications segment and the manufacturing facility closing in Germany. At December 31, 2003, goodwill and other intangibles consists only of goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses. At December 31, 2002, goodwill and other intangibles consisted of goodwill and the fair value of a major customer relationship acquired in the NORCOM acquisition. Goodwill and other intangibles decreased $0.1 million in 2003 due to the impairment of the customer relationship intangible.

CAPITAL STRUCTURE

December 31,                                                       2003                    2002
------------                                         ----------   -------    ---------    -------
(in thousands)                                         AMOUNT     PERCENT     Amount      Percent
------------                                         ----------   -------    ---------    -------
Current maturities of long-term debt                 $   65,951              $       -
Long-term debt                                          136,000                203,242
                                                     ----------    -----     ---------     -----
Total debt                                              201,951     42.4%      203,242      39.8%
                                                     ----------    -----     ---------     -----
Stockholders' equity                                    274,410     57.6       307,195      60.2
                                                     ----------    -----     ---------     -----
                                                     $  476,361    100.0%    $ 510,437     100.0%
                                                     ==========    =====     =========     =====

The Company's capital structure consists primarily of long-term debt and stockholders' equity. The capital structure decreased $34.1 million primarily due to reductions in stockholders' equity.

The Company had privately-placed debt of $200.0 million outstanding at December 31, 2003. Details regarding maturities and interest rates are shown below.

                                                     Principal        Maturity        Contractual       Effective
Note Series                                           Balance           Date         Interest Rate    Interest Rate
-----------                                         -----------      ----------      -------------    -------------
Senior Notes, Series 1997-A                         $75,000,000      08/11/2009(1)       6.92%            6.92%
Senior Notes, Series 1999-A                          64,000,000(2)   09/01/2004          7.60%            4.65%
Senior Notes, Series 1999-B                          44,000,000      09/01/2006          7.74%            7.75%
Senior Notes, Series 1999-C                          17,000,000      09/01/2009          7.95%            8.06%

(1) The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15 million in principal per annum beginning August 11, 2005.

(2) The Senior Notes, Series 1999-A, serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of December 31, 2003 of $66.0 million.

The agreements for these private placements contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization. The Company was in compliance with these covenants at December 31, 2003.

The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75 million expiring in June 2006. In general, the Company's assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company's excess borrowing availability falls below $25.0 million. The Credit Agreement replaced the $100.0 million credit agreement dated June 2001 between the Company and a group of 7 banks that would have expired in June 2004. The Company cancelled the old credit agreement in June 2003.

The Company's borrowing capacity under the Credit Agreement at December 31, 2003 was $58.2 million. There were no outstanding borrowings under the Credit Agreement at December 31, 2003.

The Company also had unsecured, uncommitted arrangements with 3 banks under which it may borrow up to $7.6 million at prevailing interest rates. At December 31, 2003, the Company had no outstanding borrowings under these arrangements.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. As of December 31, 2003, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These agreements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133. Based on current interest rates for similar transactions, the fair value of the Company's interest rate swap agreements at December 31, 2003 was $2.0 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.9 million pretax, or $0.05 per diluted share, were recorded as a reduction to interest expense for the year ended December 31, 2003. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.97 percentage points for the year ended December 31, 2003. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties. At December 31, 2003, the fair value of the interest rate swap agreements was reflected in other current assets on the Consolidated Balance Sheet. At December 31, 2002, the fair value of the interest rate swap agreements was reflected in other long-lived assets on the Consolidated Balance Sheet.

Stockholders' equity decreased by $32.8 million, or 11%, from 2002 to 2003 due primarily to the 2003 net loss of $60.7 million, dividends of $5.1 million and a decrease of $1.9 million in additional paid in capital resulting from the use of common stock held in treasury for stock compensation plans settlement activity and retirement savings plan contributions. These decreases were partially offset by an $9.3 million reduction of common stock held in treasury as a result of stock compensation plans settlement activity and retirement savings plan contributions, a $0.3 million reduction in unearned deferred compensation due to 2003 amortization and a $25.3 million increase in accumulated other comprehensive income/(loss) resulting from the positive effect of currency exchange rates on financial statement translation and a favorable minimum pension liability adjustment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company was not a party to any of the following types of off-balance sheet arrangements at December 31, 2003:

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

Based on the work performed, the conversion to the euro did not have a material adverse effect on the operating results or financial condition of the Company.

IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

The following accounting standards were issued or became effective during the year ended December 31, 2003:

- Emerging Issues Task Force Abstract (EITF) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor;

- SFAS No. 149, Amendment of FASB Statement No. 133 on Derivative and Hedging Activities;

- EITF No. 03-4, Determining the Classification and Benefit Attribution Method for a "Cash Balance" Pension Plan; and

- FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The effects of these accounting standards on the Company's Consolidated Financial Statements are discussed in Note 2 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statement and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. The Company considers the accounting policies described below to be its most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. The Company believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. The Company's senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company's Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is recognized in the period title to product passes to customers and collectibility of the resulting accounts receivable is reasonably assured. As part of the revenue recognition process, the Company determines whether the resulting accounts receivable are reasonably assured of collection based on a variety of factors, including an evaluation of whether there has been deterioration in the credit quality of its customers, which could result in the Company being unable to collect the accounts receivable. In situations where it is unclear as to whether the Company will be able to sell or collect the accounts receivable, the Company will request alternative financing arrangements, such as prepayment or commercial letters of credit, from the customer.

Sales Incentive, Product Price Protection and Returned Material Allowances

The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer's original cost, in an amount not to exceed three percent of the prior year's purchases, in exchange for an order of equal or greater value. Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. Revenues are reduced by recording a separate deduction in gross revenues. The Company follows guidance provided by Securities Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and EITF No. 00-14, Accounting for Certain Sales Incentives. Future market conditions and product transitions might require the Company to take actions to increase customer incentive and product price protection offerings, possibly resulting in an incremental reduction of revenue at the time the incentive or allowance is offered. Additionally, certain incentive programs require the Company to estimate, based on historical experience, the number of customers who will actually redeem the incentive. Actual results may differ materially from these estimates.

The Company recognized incentive allowances totaling $7.0 million, $5.7 million and $2.8 million as a deduction in gross revenues in 2003, 2002 and 2001, respectively.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of the accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. The reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.

The Company recognized bad debt expense of $0.8 million, $2.1 million and $8.9 million as a component of operating expenses in 2003, 2002 and 2001, respectively. Included in the 2001 expense was $8.4 million for an individual customer (value-added reseller) of the Communications segment that filed for bankruptcy.

The allowance for doubtful accounts at December 31, 2003 and 2002 was $3.6 million and $3.5 million, respectively. The Company does not anticipate that any other major customers will be unable to pay outstanding receivables.

Inventory Reserves

The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value. Revisions to these inventory adjustments would be required if any of the factors mentioned above differed from the Company's estimates.

At December 31, 2003 and 2002, the Company had inventory reserves of $11.9 million and $18.5 million, respectively.

Deferred Tax Assets

The Company recognizes deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences between taxable income/(loss) on its income tax returns and income/(loss) before income taxes under accounting principles generally accepted in the United States. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in the Company's Consolidated Financial Statements become deductible for income tax purposes. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. As of December 31, 2003, the Company has approximately $39.9 million of deferred tax assets related in part to domestic and foreign loss carryforwards, net of valuation allowances totaling $9.8 million. The realization of these assets is partially based upon estimates of future taxable income. Based on these estimates, the Company believes the deferred tax assets net of valuation allowances will be realized.

The Company's net operating loss carryforwards totaled $8.7 million at December 31, 2003. Unless otherwise utilized, net operating loss carryforwards totaling $3.3 million and $1.5 million will expire between 2005 and 2009 and between 2010 and 2023, respectively. Net operating loss carryforwards, which are available for an indefinite carryforward period, total $3.9 million. Net operating loss carryforwards are presented net of liabilities related to the Tax Sharing and Separation Agreement between the Company and its former owner, Cooper Industries, Inc.

Valuation of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The provision of SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit's net assets exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating expenses.

The income approach, which the Company uses to estimate the fair value of its reporting units, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results could differ from these estimates.

During 2003, the Company performed an evaluation of the recoverability of the carrying value of goodwill using discounted cash flow projections. Based on the gross discounted cash flow projections, the Company determined that the carrying value of all goodwill was recoverable at December 31, 2003. At December 31, 2002, carrying value of goodwill in the amount of $0.2 million related to the Company's Australia operation was deemed impaired and the associated loss was included as other operating expense in the Consolidated Statement of Operations. The remaining carrying value of goodwill at December 31, 2002 was deemed recoverable.

The Company believes if there is little to no improvement during 2004 and beyond from the revenues and profitability achieved by the European operations of its Electronics segment in 2003, future operating results would adversely affect the discounted future cash flows of that operation and, accordingly, could negatively affect the assessment of that operation's goodwill. Goodwill, net of accumulated amortization, for the European operations of the Electronics segment totaled $18.4 million at December 31, 2003.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset's quoted market price in an active market or, where an active market for the asset does not exist, the Company's best estimate of fair value based on either discounted cash flow analysis or present value analysis.

The discounted cash flow analyses and present value analyses that the Company uses to estimate the fair value of its long-lived assets, are dependent on a number of factors including long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, groupings of assets, discount rates, terminal growth rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results could differ from these estimates.

During 2003, the Company performed an evaluation of the recoverability of the carrying value of long-lived assets using undiscounted cash flow projections. Based on the gross undiscounted cash flow projections, the Company determined that asset groups within the North American operations of its Communications segment were impaired. The Company then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Calculating the estimated fair values involves significant assumptions. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. During 2003, the Company determined that fair values of asset groups within the North American operations of its Communications segment were less than carrying amounts by $92.4 million. The Company recognized this impairment loss in 2003.

In connection with the closure of the Company's manufacturing operations in Germany, an impairment loss of $0.4 million was recognized in 2003.

During 2002, the Company recognized impairment losses of $32.5 million on property, plant and equipment. These losses resulted from the Company's plan to exit the production of certain products in North America, Europe and Australia, to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications, and to dispose of certain real estate and buildings in order to rationalize production capabilities.

Impairment losses totaling $92.8 million and $32.5 million were recorded as other operating expense in the Consolidated Statements of Operations for 2003 and 2002, respectively.

Pension and Other Postretirement Benefits

The Company's pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. The Company bases the discount rate assumptions on current investment yields on AA-rated corporate long-term bonds. The salary growth assumptions reflect the Company's long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment. The Company's health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The Company's key assumptions are described in further detail in Note 14 to the Consolidated Financial Statements. Actual results that differ from the Company's assumptions are accumulated and, if in excess of the lesser of 10% of the project benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

OUTLOOK

The comments in the following three paragraphs exclude the impact of the possible merger between the Company and Cable Design Technologies Corporation announced on February 5, 2004 (See Note 24 to the Consolidated Financial Statements).

The Company anticipates an improvement in the general economies of both North America and Europe in 2004. Market conditions for the Company's Electronics segment are expected to improve and the Company believes this segment will achieve modest revenue growth in the upcoming year due to volume improvement and sales price increases that are necessary to cover the rising costs of copper and other materials that will be partially offset by the absence of revenues generated by products the Company discontinued in 2003. Although the Company is anticipating modest revenue growth in the Communications segment, that growth is the result of European volume improvement and increased sales prices throughout the segment that are necessary to cover the rising costs of copper and other materials. The Company believes there will be little to no improvement in the market conditions faced by the North American operations of the Communications segment. Despite improvement in North America's general economy, the Company believes that region's communications market will still be handcuffed by network overcapacity, network build-out delays and limited availability of capital for network upgrades.

The Company does not see market conditions improving sufficiently to return the North American operations of the Communications business to operating profitability in 2004. Accordingly, in the fourth quarter of 2003, the Company's Board of Directors decided to seek strategic alternatives for this business. Depending on the outcome of the strategic review of the North American operations of the Communications segment, the Company may (1) restructure operations of the North American business, which may require further capital for facility consolidation, (2) develop strategic relationships with other manufacturers, such as a joint venture or outsourcing arrangements, (3) sell facilities and equipment and exit the market, or (4) sell the entity and exit the market. The following is a summary of financial information related to the North American operations of the Communications segment.

                                                               2003(1)        2002(1)         2001
                                                             ----------     ----------     ----------
in thousands

Property, plant and equipment, net                           $   65,820     $  150,102     $  151,980
Total assets                                                    145,727        259,144        241,104

External customer revenues                                      202,415        180,265        260,338
Affiliate revenues                                                2,582          1,804         12,256
                                                             ----------     ----------     ----------
Total revenues                                                  204,997        182,069        272,594

Operating income/(loss) before impairment charges               (17,027)         1,221          3,410
Impairment charges                                              (92,400)       (14,689)             -
                                                             ----------     ----------     ----------
Operating income/(loss)                                        (109,427)       (13,468)         3,410
                                                             ==========     ==========     ==========

(1) Includes the full year and two-month impact of the NORCOM acquisition in 2003 and 2002, respectively. The NORCOM acquisition was completed on October 31, 2002.

The Company believes the impact of company-wide cost-saving initiatives taken during 2002 and 2003, including plant closures and personnel reductions, should result in improved profitability in 2004. Having met its goals with regard to inventory reduction in 2003, the Company also expects to be producing at or near the level of demand in 2004, thus further helping operating margins. Because of the impairment charge in 2003, the Company's depreciation expense should be approximately $6.6 million lower in 2004 than 2003. Partially offsetting these improvements will be higher pension and medical expenses. The Company is projecting 2004 earnings per share between $0.60 and $0.80. This includes an anticipated loss per share generated by the North American operations of the Communications segment between $0.05 and $0.20 assuming no action as a result of the strategic review described above.

The Company anticipates recognizing increased expenses for its pension plans during 2004. The Company's expenses for these plans during 2003 were $5.3 million. The Company anticipates expenses for these plans of $7.9 million during 2004. The increase in expense results primarily from the recognition of investment losses deferred from prior years into the market-related value of plan assets. The market-related value of plan assets is the base to which the expected rate of return is applied to generate the expected return on plan assets component of the net periodic pension cost. Although there were deferred investment losses totaling $44.3 million at December 31, 2003, the amortization of those losses is not anticipated to be a material component of the net periodic pension costs for these plans.

On February 4, 2004, the Company entered into an Agreement and Plan of Merger (the Merger) with Cable Design Technologies Corporation (CDT). If the Merger is consummated, the combined company will focus on products for the specialty electronics and data networking markets, including connectivity. Completion of the Merger is subject to various conditions including approval by stockholders of both companies and by certain domestic and international regulatory agencies. Under terms of the Merger, Belden common stockholders would receive 2 shares of CDT common stock (or 1 share of CDT common stock if a proposed reverse stock split of CDT common stock is effected prior to the Merger) for every 1 share of Belden common stock. If the proposed stock split of CDT common stock is effected prior to the Merger, the combined company would have approximately 46 million shares of common stock outstanding. The former CDT stockholders will own approximately 45% of the combined company and the former Belden stockholders will own approximately 55% of the combined company. Upon completion of the Merger, Belden will become a wholly-owned subsidiary of CDT. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders of the merged companies starting in the third calendar quarter of 2004. The Company anticipates the Merger will be completed during the second quarter of 2004 and accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and CDT deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden's owners as a group will retain or receive the larger portion of the voting rights in the combined entity and Belden's senior management will represent a majority of the senior management of the combined entity.

The following is a summary of selected unaudited balance sheet information of CDT as of its most recent reported quarter ended October 31, 2003:

(in thousands)
-----------------------------------------------------------------------------
Current assets                                                      $ 273,214
Total assets                                                          509,109

Current liabilities, excluding debt                                    73,527
Current maturities of long-term debt                                    1,956
Long-term debt, excluding current maturities                          112,337
Total liabilities                                                     220,459
Stockholders' equity                                                  288,650
=============================================================================

The following is a summary of selected unaudited income statement information of CDT for the most recent reported twelve months ended October 31, 2003:

(in thousands)
-----------------------------------------------------------------------------
Revenues                                                            $ 494,270
Operating earnings before restructuring charges                        19,602
Restructuring charges                                                  (5,350)
Operating earnings                                                     14,252
Net income                                                              3,115
=============================================================================

Based on the net assets of CDT as of October 31, 2003, subject to changes of net assets through closing date and determination of the final cost of CDT and allocations of such cost, the aggregate fair values of net assets are expected to be in excess of the book values of net assets by approximately $150 million.

The Company anticipates paying off its Series 1999-A Medium-Term Notes in the amount of $64.0 million during 2004. The Company also anticipates funding $17.2 million in pension contributions in the upcoming year and funding $3.4 million in severance accruals recorded at December 31, 2003 related to both the manufacturing facility closings in Canada and Germany and personnel reductions in the Electronics segment. These transactions will have a significant impact on the Company's cash flow in 2004; however, the Company anticipates it will have sufficient funds to satisfy these cash requirements.

The Company will continue to receive "sales incentive" compensation of up to $3.0 million per annum through 2005 from a major private-label customer under a minimum requirements contract should the customer fail to meet purchasing targets. This amount could be reduced by the gross margin generated from the customer's purchases of certain products from the Company during each year through 2005.

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

See Note 24 to the Consolidated Financial Statements for a brief synopsis of the planned merger of the Company with CDT. There can be no assurance as to the timing of the closing of the merger, or whether the merger will close at all. Obtaining required regulatory approvals may delay consummation of the merger. The consideration to be received by the Company's stockholders, as set forth in the Agreement and Plan of Merger, is fixed despite potential changes in stock prices. The officers and directors of the Company and CDT may have interests in the merger that are different from the interests of stockholders because of employment agreements, severance agreements and stock-based compensation arrangements. The combined company will rely heavily on key personnel, and there can be no assurance that such key personnel will be retained by the combined company. Integration of the Company and CDT operations may be difficult, and the expected synergies and cost savings might not be realized. If the merger is not completed, the Company's business and stock price might be negatively affected if customers, investors and others were to doubt the Company's ability to compete effectively on its own.

The Company's actual results may differ materially from such forward-looking statements for the following reasons: changing economic conditions in the United States, Europe and parts of Asia (and the impact such conditions may have on the Company's sales); increasing price, product and service competition from United States and international competitors (including new entrants); the creditworthiness of the Company's customers (including the collectibility of receivables resulting from sales by the Communications segment to VARs); the outcome of the Company's search for strategic alternatives for the North American operations of its Communications segment; the Company's continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability to successfully integrate the operations and businesses of acquired companies; the ability to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company's products by customers and end users; changes in raw material costs (specifically, costs for copper and commodities derived from petroleum and natural gas) and availability; changes in foreign currency exchange rates; the pricing of the Company's products (including the Company's ability to adjust product pricing in a timely manner in response to raw material cost volatility); changes in regulation affecting the business of communications companies and other customers; the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Electronics segment on sales to certain large distributors and the reliance of the Communications segment on sales to a limited number of large LECs in the United States and sales to two major international communications companies -- one in the United Kingdom, the other in Canada); the Company's ability to successfully renew supply agreements with major communications customers in the United States; the Company's ability to successfully negotiate collective bargaining agreement renewals with organized personnel; the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in the Company's Annual Report on Form 10-K for 2003 and other Securities Exchange Act of 1934 filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from foreign currency exchange rates, certain commodity prices, interest rates and credit extended to customers. To manage the volatility relating to exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months. Each of these risks is discussed below.

Foreign Currency Exchange Rate Risk

The Company manufactures and sells its products in a number of countries throughout the world, and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency exchange rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. The Company's foreign currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, the Company will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less.

At December 31, 2003, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates. The Company had no foreign currency derivatives outstanding at December 31, 2003 and did not employ foreign currency derivatives during the year then ended.

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

The Company's net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $109.0 million and $119.1 million at December 31, 2003 and 2002, respectively.

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

The Company is exposed to price risk related to its purchase of copper used in the manufacture of its products. The Company's copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less. The Company did not have any commodity price derivatives outstanding at December 31, 2003 and did not employ any commodity price derivatives during the year then ended. The following table presents the purchase commitments by the notional amount in pounds, the weighted average contract price, and total dollar amounts by expected maturity date. In addition, the table presents the physical inventory of copper at December 31, 2003 by the amount of pounds held at average cost. The fair value of purchase commitments and physical inventory as of December 31, 2003 is also presented.

                                                                           Expected Maturity Dates
                                                                           -----------------------
                                                                             2004       Thereafter      Fair Value
                                                                           --------     ----------      ----------
(in millions, except average price)
Purchase commitments
         Commitment volume (pounds)                                            18.2              -
         Weighted average price (per pound)                                $ 0.9398              -
         Commitment amounts                                                $   17.2              -      $     19.0

On-hand copper rod at December 31, 2003
         Pounds on hand                                                         2.0              -
         Weighted average price (per pound)                                $ 1.0125              -
         Total value on hand                                               $    2.0              -      $      2.1
                                                                           ========     ==========      ==========

The Company is also exposed to price risk related to its purchase of selected commodities derived from petroleum and natural gas used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased prices of both petroleum and natural gas as well as the current threat of terrorist activities. Historically, the Company has not used commodity financial instruments to hedge prices for commodities derived from petroleum and natural gas. There is a modest correlation, primarily in the Communications segment, between costs for commodities derived from petroleum and natural gas and the ultimate selling price of the product. Exposures to most changes in costs for commodities derived from petroleum and natural gas remain unprotected.

Interest Rate Risk

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For the Company's short-term and long-term debt obligations, the table presents principal cash flows and average interest rates by expected maturity dates. The table also presents fair values as of December 31, 2003.

                                              Principal (Notional) Amount by Expected Maturity
                                                       Average Interest (Swap) Rate
                                         --------------------------------------------------------
                                                                                                             Fair
                                         2004     2005      2006      2007      2008   Thereafter    Total   Value
                                         -----    -----     -----     -----     -----  ----------    -----   -----
(in millions, except rates)
LIABILITIES
Fixed-rate debt                                   $15.0     $15.0     $15.0     $15.0  $     15.0    $75.0   $73.5
Average interest rate                              6.92%     6.92%     6.92%     6.92%       6.92%

Fixed-rate debt                          $64.0                                                       $64.0   $66.0
Average interest rate                     7.60%

Fixed-rate debt                                             $44.0                                    $44.0   $46.3
Average interest rate                                        7.75%

Fixed-rate debt                                                                        $     17.0    $17.0   $17.4
Average interest rate                                                                        8.06%
                                         =====    =====     =====     =====     =====  ==========    =====   =====
INTEREST RATE DERIVATIVE FINANCIAL
INSTRUMENTS RELATED TO DEBT
Interest rate swap
   Pay variable/receive fixed            $21.0                                                       $21.0   $ 0.6
   Average rate paid -- 6
     month U.S. LIBOR plus
     3.22%
   Fixed rate received                    7.60%

Interest rate swap
   Pay variable/receive fixed            $22.0                                                       $22.0   $ 0.7
   Average rate paid -- 6
     month U.S. LIBOR plus
     3.25%
   Fixed rate received                    7.60%

Interest rate swap
   Pay variable/receive fixed            $21.0                                                       $21.0   $ 0.7
   Average rate paid -- 6
     month U.S. LIBOR plus
     3.30%
   Fixed rate received                    7.60%
                                         =====    =====     =====     =====     =====  ==========    =====   =====

Credit Risk

The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 54%, 55% and 55% of revenues in 2003, 2002 and 2001, respectively.

During 2003, 2002 and 2001, the Company recorded total bad debt expense of $0.8 million, $2.1 million and $8.9 million, respectively. Included in the 2001 amount was $8.4 million related to a single financially troubled VAR that purchased Communications segment products.

In December 2003, the Company recorded a $3.0 million receivable related to "sales incentive" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2003; however it was paid in January 2004. In December 2002, the Company recorded a $12.5 million receivable related to "take-or-pay" and "sales incentive" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2002; however, it was paid in January 2003. In December 2001, the Company recorded an $8.3 million receivable related to "take-or-pay" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2001; however, it was paid in February 2002.

The following table reflects the receivables that represent the only significant concentrations of credit to which the Company was exposed at December 31, 2003 and 2002. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

December 31,                                         2003                                     2002
--------------------------------------    ----------------------------             ----------------------------
(in thousands, except % data)                           PERCENT OF NET                           Percent of Net
                                           AMOUNT        RECEIVABLES                Amount        Receivables
--------------------------------------    --------      --------------             --------      --------------
Customer 1                                $ 15,262                  15%            $ 12,412                  11%
Customer 2                                     519                   1%               6,147                   6%
                                          --------      --------------             --------      --------------
Total                                     $ 15,781                  16%            $ 18,559                  17%
                                          ========      ==============             ========      ==============

At December 31, 2003, the Company had receivables in the amount of $4.3 million outstanding from a value-added reseller that purchases Communications segment products on an ongoing basis. Historically, this customer generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Belden Inc.

We have audited the accompanying consolidated balance sheets of Belden Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 5, 2004

CONSOLIDATED BALANCE SHEETS

December 31,                                                                   2003                 2002
-------------------------------------------------------------                --------             --------
(in thousands, except par value and number of shares)

ASSETS
Current assets:

    Cash and cash equivalents                                                $ 94,967             $ 19,409
    Receivables, less allowance for doubtful accounts
       of $3,593 at 2003 and $3,477 at 2002                                    99,112              109,180
    Inventories                                                               128,460              159,817
    Income taxes receivable                                                     1,770                2,428
    Deferred income taxes                                                      18,535               15,097
    Other current assets                                                        6,547                7,818
                                                                             --------             --------
       Total current assets                                                   349,391              313,749

Property, plant and equipment, less accumulated depreciation                  238,027              337,196
Goodwill and other intangibles, less accumulated amortization
    of $13,768 at 2003 and $13,546 at 2002                                     79,462               79,588
Other long-lived assets                                                         6,675               13,006
                                                                             --------             --------
                                                                             $673,555             $743,539
                                                                             ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and accrued liabilities                                 $117,182             $118,268
    Current maturities of long-term debt                                       65,951                    -
                                                                             --------             --------
       Total current liabilities                                              183,133              118,268

Long-term debt                                                                136,000              203,242
Postretirement benefits other than pensions                                    10,201               10,732
Deferred income taxes                                                          44,317               71,470
Other long-term liabilities                                                    25,494               32,632

Stockholders' equity:
    Preferred stock, par value $.01 per share, 25,000,000 shares
       authorized, no shares outstanding                                            -                    -
    Common stock, par value $.01 per share, 100,000,000 shares authorized, 26,203,603 shares issued, and 25,656,313 and
       25,112,153 shares outstanding at 2003 and 2002,
       respectively                                                               262                  262
    Additional paid-in capital                                                 39,022               40,917
    Retained earnings                                                         237,087              302,900
    Accumulated other comprehensive income/(loss)                               7,461              (17,859)
    Unearned deferred compensation                                             (1,700)              (2,014)
    Treasury stock, at cost, 547,290 and 1,091,450 shares
       at 2003 and 2002, respectively                                          (7,722)             (17,011)
                                                                             --------             --------
       Total stockholders' equity                                             274,410              307,195
                                                                             --------             --------
                                                                             $673,555             $743,539
                                                                             ========             ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                                            2003             2002             2001
------------------------------------------------------------      --------         --------         --------
(in thousands, except per share amounts)

Revenues                                                          $826,521         $813,348         $968,369
Cost of sales                                                      712,166          690,336          799,463
                                                                  --------         --------         --------
    Gross profit                                                   114,355          123,012          168,906

Selling, general and administrative expenses                       108,462          107,439          114,832
Amortization of goodwill                                                 -                -            2,136
Other operating expenses/(earnings)                                 89,769           21,621           (8,318)
                                                                  --------         --------         --------
    Operating earnings/(loss)                                      (83,876)          (6,048)          60,256

Nonoperating earnings                                                    -                -           (1,200)
Interest expense                                                    12,299           13,730           18,585
                                                                  --------         --------         --------
    Income/(loss) before taxes and cumulative effect of
          change in accounting principle                           (96,175)         (19,778)          42,871

Income tax expense/(benefit)                                       (35,445)          (3,885)          11,662
                                                                  --------         --------         --------
    Income/(loss) before cumulative effect of change in
          accounting principle                                     (60,730)         (15,893)          31,209

Cumulative effect of change in accounting principle                      -                -             (251)
                                                                  --------         --------         --------
    Net income/(loss)                                             $(60,730)        $(15,893)        $ 30,958
                                                                  ========         ========         ========
    Basic average shares outstanding                                25,158           24,763           24,499
    Basic earnings/(loss) per share before cumulative
       effect of change in accounting principle                   $  (2.41)        $   (.64)        $   1.27
    Basic earnings/(loss) per share                               $  (2.41)        $   (.64)        $   1.26
                                                                  ========         ========         ========
    Diluted average shares outstanding                              25,158           24,763           24,766
    Diluted earnings/(loss) per share before cumulative
       effect of change in accounting principle                   $  (2.41)        $   (.64)        $   1.26
    Diluted earnings/(loss) per share                             $  (2.41)        $   (.64)        $   1.25
                                                                  ========         ========         ========

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS

Years Ended December 31,                                                     2003          2002         2001
-------------------------------------------------------------------        ---------    ---------      -------
(in thousands)

Cash flow from operating activities:
    Income/(loss) before cumulative effect of change in accounting
      principle                                                            $ (60,730)   $ (15,893)     $31,209
    Adjustments to reconcile income/(loss) before cumulative effect of change in accounting principle to net cash provided by
      operating activities:
        Depreciation and amortization                                         35,765       39,651       40,292
        Asset impairment charges                                              92,752       32,719            -
        Deferred income tax provision/(benefit)                              (33,774)      (1,930)       9,644
        Retirement savings plan contributions                                  3,739            -            -
        Employee stock purchase plans                                          2,149        1,647        3,199
        Stock compensation                                                       148            -            -
        Gain on business divestiture                                               -            -       (1,200)
        Amortization of unearned deferred compensation                         1,502        1,140          508
        Changes in operating assets and liabilities(1):
          Receivables                                                         20,609        9,089       46,147
          Inventories                                                         40,718       12,276       18,294
          Accounts payable and accrued liabilities                           (27,303)        (548)     (58,481)
          Current and deferred income taxes, net                               4,403       16,113      (14,501)
          Other assets and liabilities, net                                   14,608        1,184       (2,367)
                                                                           ---------    ---------      -------
            Net cash provided by operating activities                         94,586       95,448       72,744
Cash flows from investing activities:
    Capital expenditures                                                     (16,738)     (32,830)     (37,072)
    Cash used to acquire business                                                  -      (11,300)           -
    Proceeds from business divestiture                                             -            -        1,400
    Proceeds from disposal of property, plant and equipment                      246          202          247
                                                                           ---------    ---------      -------
            Net cash used for investing activities                           (16,492)     (43,928)     (35,425)
Cash flows from financing activities:
    Net payments under credit agreements                                           -      (31,461)     (38,635)
    Proceeds from exercise of stock options                                      170        1,198        1,515
    Cash dividends paid                                                       (5,083)      (4,878)      (4,895)
                                                                           ---------    ---------      -------
            Net cash used for financing activities                            (4,913)     (35,141)     (42,015)
Effect of exchange rate changes on cash and cash equivalents                   2,377          231           99
                                                                           ---------    ---------      -------
Increase/(decrease) in cash and cash equivalents                              75,558       16,610       (4,597)
Cash and cash equivalents, beginning of period                                19,409        2,799        7,396
                                                                           ---------    ---------      -------
Cash and cash equivalents, end of period                                   $  94,967    $  19,409      $ 2,799
                                                                           ---------    ---------      -------
Supplemental cash flow information
    Income tax refunds received                                            $  18,614    $  21,377      $   718
    Income taxes paid                                                        (13,630)      (2,852)     (15,450)
    Interest paid, net of amount capitalized                                 (14,543)     (14,752)     (18,040)
                                                                           =========    =========      =======

(1) Net of the effects of exchange rate changes and acquired businesses.

See accompanying notes.

CONSOLIDATED STOCKHOLDERS' EQUITY STATEMENTS

                                                                                            Accumulated
                                                                              Unearned         Other
                                     Common   Paid-In   Retained  Treasury    Deferred     Comprehensive
                                     Stock    Capital   Earnings   Stock    Compensation   Income/(Loss)    Total
                                     ------   -------   --------  --------  ------------   -------------    -----
(in thousands)
Balance at December 31, 2000         $  262   $47,379   $297,625  $(35,664) $          -   $     (21,933)   287,669

Net income                                                30,958                                             30,958
Foreign currency translation                                                                      (2,541)    (2,541)
Unrealized loss on derivative
    instruments                                                                                     (245)      (245)
Minimum pension liability, net
    of tax of $1.2 million                                                                        (1,906)    (1,906)
                                                                                                            -------
    Comprehensive income                                                                                     26,266
Issuance of treasury stock
    Stock options                              (1,013)               2,528                                    1,515
    Stock compensation                           (345)               2,086        (1,741)                         -
    Employee stock purchase plan               (2,248)               5,447                                    3,199
Amortization of unearned
    deferred compensation                                                            508                        508
Cash dividends ($.20 per share
    of common stock)                                      (4,912)                                            (4,912)
                                     ------   -------   --------  --------  ------------   -------------   --------
Balance at December 31, 2001            262    43,773    323,671   (25,603)       (1,233)        (26,625)   314,245

Net loss                                                 (15,893)                                           (15,893)
Foreign currency translation                                                                      21,357     21,357
Unrealized gain on derivative
    instruments                                                                                      245        245
Minimum pension liability, net
    of tax of $9.5 million                                                                       (12,836)   (12,836)
                                                                                                            -------
    Comprehensive loss                                                                                       (7,127)
Issuance of treasury stock
    Stock options                                (593)               1,791                                    1,198
    Stock compensation                           (426)               2,412        (1,921)                        65
    Retirement savings plan                      (576)               1,481                                      905
    Employee stock purchase plan               (1,261)               2,908                                    1,647
Amortization of unearned
    deferred compensation                                                          1,140                      1,140
Cash dividends ($.20 per share
    of common stock)                                      (4,878)                                            (4,878)
                                     ------   -------   --------  --------  ------------   -------------   --------
Balance at December 31, 2002            262    40,917    302,900   (17,011)       (2,014)        (17,859)   307,195

NET LOSS                                                 (60,730)                                           (60,730)
FOREIGN CURRENCY TRANSLATION                                                                      24,650     24,650
MINIMUM PENSION LIABILITY, NET
    OF TAX OF $8.7 MILLION                                                                           670        670
                                                                                                            -------
    COMPREHENSIVE LOSS                                                                                      (35,410)
ISSUANCE OF TREASURY STOCK
    STOCK OPTIONS                                   1                  169                                      170
    STOCK COMPENSATION                           (560)               1,896        (1,188)                       148
    RETIREMENT SAVINGS PLAN                      (713)               4,452                                    3,739
    EMPLOYEE STOCK PURCHASE PLAN                 (623)               2,772                                    2,149
AMORTIZATION OF UNEARNED
    DEFERRED COMPENSATION                                                          1,502                      1,502
CASH DIVIDENDS ($.20 PER SHARE
    OF COMMON STOCK)                                      (5,083)                                            (5,083)
                                     ------   -------   --------  --------  ------------   -------------   --------
BALANCE AT DECEMBER 31, 2003         $  262   $39,022   $237,087  $ (7,722) $     (1,700)  $       7,461   $274,410
                                     ======   =======   ========  ========  ============   =============   ========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

Belden Inc. (the Company) designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. The Company has manufacturing facilities in North America and Europe and had a manufacturing facility in Australia until June 2003.

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

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income/(loss), a separate component of stockholders' equity. Exchange gains and losses on transactions are included in operating earnings/(loss).

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

Reclassifications

Certain reclassifications have been made to the 2001 and 2002 Consolidated Financial Statements in order to conform to the 2003 presentation.

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

The Company evaluates the collectibility of accounts receivable based on the specific identification method. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of the accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. The Company recorded bad debt expense of $0.8 million, $2.1 million and $8.9 million in 2003, 2002 and 2001, respectively. Included in the 2001 expense was $8.4 million for an individual customer (value-added reseller) of the Communications segment that filed for bankruptcy. The allowance for doubtful accounts at December 31, 2003 and 2002 was $3.6 million and $3.5 million, respectively. The Company does not anticipate that any other major customers will be unable to pay for outstanding receivables.

Inventories and Related Reserves

Inventories, including raw materials, work-in-process and finished goods, are carried at cost or, if lower, market value. Inventory values include direct material, direct labor and production overhead costs. On the basis of current costs, 68% and 65% of inventories in 2003 and 2002, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories were carried on the first-in, first-out (FIFO) method.

The Company evaluates the realizability of its inventory on a product-by-product basis in light of anticipated sales demand, technological changes, product life cycle, component cost trends, product pricing and inventory condition. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not saleable due to condition or where inventory cost exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value. At December 31, 2003 and 2002, the Company had inventory reserves of $11.9 million and $18.5 million, respectively.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to determine whether an event or change in circumstances indicates the carrying value of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Fair value is the amount at which the asset could be bought or sold in a current transaction between a willing buyer and seller other than in a forced or liquidation sale and can be measured as the asset's quoted market price in an active market or, where an active market for the asset does not exist, the Company's best estimate of fair value based on either discounted cash flow analysis or present value analysis (Note 10).

Goodwill and Other Indefinite-Lived Intangibles

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and, prior to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, was amortized on a straight-line basis over an estimated useful life of 40 years. On January 1, 2002, the Company adopted the new rules of accounting under SFAS No.
142. As of December 31, 2003, and during the year then ended, the Company had no indefinite-lived intangible assets other than goodwill. Application of the nonamortization provision of SFAS No. 142 during the year ended December 31, 2001 would have resulted in an increase in net income for that period of $1.4 million ($2.1 million pretax), or $0.06 per diluted share. The Electronics segment and the Communications segment reported goodwill, net of accumulated amortization, at December 31, 2003 in the amounts of $76.8 million and $2.6 million, respectively. There was no significant change in the allocation of goodwill by reportable segment between December 31, 2002 and December 31, 2003.

In accordance with SFAS No. 142, the Company evaluates goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The provision of SFAS No. 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit's net assets exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating expenses.

At December 31, 2003, the carrying value of all goodwill was considered recoverable. At December 31, 2002, carrying value of goodwill in the amount of $0.2 million related to the Company's Australia operation was deemed impaired and the associated loss was included as other operating expense in the Consolidated Statement of Operations. The remaining carrying value of goodwill at December 31, 2002 was deemed recoverable.

Pension and Other Postretirement Benefits

The Company's pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. The Company bases the discount rate assumptions on current investment yields on AA-rated corporate long-term bonds. The salary growth assumptions reflect the Company's long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment. The Company's health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The Company's key assumptions are described in further detail in Note 14. Actual results that differ from the Company's assumptions are accumulated and, if in excess of the lesser of 10% of the project benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of net income/(loss), foreign currency translation adjustments, unrealized gain/(loss) on derivative instruments and minimum pension liability adjustments, and is presented in the accompanying consolidated statements of stockholders' equity.

Revenue Recognition

Revenue is recognized in the period title to product passes to customers and collectibility of the resulting accounts receivable is reasonably assured. As part of the revenue recognition process, the Company determines whether the resulting accounts receivable are reasonably assured of collection based on a variety of factors, including an evaluation of whether there has been deterioration in the credit quality of its customers, which could result in the Company being unable to collect the accounts receivable. In situations where it is unclear as to whether the Company will be able to sell or collect the accounts receivable, the Company will request alternative financing arrangements, such as prepayment or commercial letters of credit, from the customer.

The Company grants incentive allowances to selected customers as part of its sales programs. The incentives are determined based on certain targeted sales volumes. In certain instances, the Company also grants selected product price protection allowances. Certain distribution customers are also allowed to return inventory at the customer's original cost, in an amount not to exceed three percent of the prior year's purchases, in exchange for an order of equal or greater value. Sales revenues are reduced when incentives, allowances or returns are anticipated or projected. Revenues are reduced by recording a separate deduction in gross revenues. The Company follows guidance provided by Securities Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force Abstract (EITF) No. 00-14, Accounting for Certain Sales Incentives.

Shipping and Handling Costs

In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs primarily incurred at the Company's distribution centers totaling $6.5 million, $7.2 million and $5.8 million were included in selling, general and administrative expenses for 2003, 2002 and 2001, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred. Expenditures for research and development sponsored by the Company were $10.4 million, $7.6 million and $8.2 million for 2003, 2002 and 2001, respectively.

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

Minimum Requirements Contracts

Amounts recognized under minimum requirements ("take-or-pay" or "sales incentive") contracts are classified in other operating earnings/(expense).

Stock-Based Compensation

During the years ended December 31, 2003, 2002 and 2001, the Company sponsored four stock compensation plans -- the Belden Inc. 2003 Long-term Incentive Plan and the Belden Inc. 1994 Incentive Plan (together, the Incentive Plans) as well as the Belden Inc. 2003 Employee Stock Purchase Plan and the Belden Inc. 1994 Employee Stock Purchase Plan (together, the Stock Purchase Plans).

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. To date, the Company has not issued stock appreciation rights or performance shares. The Company accounts for stock options using the intrinsic value method provided in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plans. The Company accounts for restricted stock grants under APB No. 25 as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company's common stock at the grant date and the amount to be paid by the participants for the common stock.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The effect on operating results of calculating the Company's stock compensation using the fair value method presented in SFAS No. 123 is as follows:

Years Ended December 31,                                                    2003            2002           2001
------------------------------------------------------------               --------        -------        ------
(in thousands, except per share amounts)

AS REPORTED
  Stock-based employee compensation cost, net of tax                       $    926        $   649        $  313
  Net income/(loss)                                                         (60,730)       (15,893)       30,958
  Basic earnings/(loss) per share                                             (2.41)          (.64)         1.26
  Diluted earnings/(loss) per share                                           (2.41)          (.64)         1.25

PRO FORMA
  Stock-based employee compensation cost, net of tax                       $  2,099        $ 2,428        $2,468
  Net income/(loss)                                                         (61,903)       (17,672)       28,803
  Basic earning/(loss) per share                                              (2.46)          (.71)         1.18
  Diluted earnings/(loss) per share                                           (2.46)          (.71)         1.16
                                                                           ========       ========       =======

The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

For the years ended December 31, 2003, 2002, and 2001, assumptions used in the determination of the fair value of the stock options and stock purchase rights include the following:

Years Ended December 31,                                                     2003           2002           2001
------------------------------------------------------------               --------        -------        ------
Dividend yield                                                                 6.36%          4.63%         4.09%
Expected volatility                                                           41.05%         40.35%        41.15%
Expected option life (in years)                                                4.31           4.78          5.27
Risk free interest rate                                                        2.46%          3.41%         4.61%
                                                                           ========       ========       =======

For the years ended December 31, 2003, 2002 and 2001, the weighted average per share fair value of options granted under the Incentive Plans and purchase rights granted under the Stock Purchase Plans during each period were as follows:

Years Ended December 31,                                                     2003           2002           2001
------------------------------------------------------------               --------        -------        ------
Incentive Plan                                                             $   1.58        $  4.45        $ 6.80
Stock Purchase Plan                                                            5.98           3.09          4.19
                                                                           ========       ========       =======

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

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

Years ended December 31,                                                         2003         2002         2001
------------------------------------------------------------                    -------     --------     --------
(in thousands)
Gross interest expense                                                          $13,276     $ 15,751     $ 20,583
Capitalized interest costs                                                         (429)        (789)        (698)
Interest income earned on cash equivalents                                         (548)      (1,232)      (1,300)
                                                                                -------     --------     --------
Net interest expense                                                            $12,299     $ 13,730     $ 18,585
                                                                                =======     ========     ========

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable due to the recognition of revenues and expenses in different periods for income tax and financial statement purposes. Income taxes are provided as if operations in all countries, including the United States, were stand-alone businesses filing separate tax returns. In the first quarter of 2001, the Company determined under APB No. 23, Accounting for Income Taxes - Special Areas, that undistributed earnings from its international subsidiaries would not be remitted to the United States in the foreseeable future and, therefore, no additional provision for United States taxes was made.

The Company recognizes deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences between taxable income/(loss) on its income tax returns and income/(loss) before income taxes under accounting principles generally accepted in the United States. Deferred tax assets generally represent future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in the Company's Consolidated Financial Statements become deductible for income tax purposes. A valuation allowance is required when it is more likely that some portion or all of the deferred tax assets will not be realized. The Company is required to estimate taxable income in future years or develop tax strategies that would enable tax asset realization in each taxing jurisdiction and use judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. As of December 31, 2003 and 2002, the Company has approximately $39.9 million and $30.3 million of deferred tax assets related in part to domestic and foreign loss carryforwards, net of valuation allowances totaling $9.8 million and $6.8 million, respectively. The realization of these assets is partially based upon estimates of future taxable income. Based on these estimates, the Company believes the deferred tax assets net of valuation allowances will be realized.

Financial Risk Management

The Company is exposed to various market risks such as changes in foreign currency exchange rates, commodity pricing and interest rates (Note 12). To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For residual exposures, the Company sometimes enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. The Company does not hold or issue derivative instruments for trading purposes. The terms of such instruments and the transactions to which they relate generally do not exceed twelve months.

Foreign Currency Exchange Rate Management

The Company manufactures and sells its products in a number of countries throughout the world, and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency exchange rate management activities is to manage the volatility associated with foreign currency purchases of materials or sales of finished product and other assets and liabilities created in the normal course of business. The Company's foreign currency exchange rate management strategy involves the use of natural techniques, where possible, such as the offsetting or netting of like-currency cash flows. Where natural techniques are not possible, the Company will sometimes use foreign currency derivatives, typically foreign currency forward contracts, with durations of generally 12 months or less.

The Company did not have any foreign currency derivatives outstanding at December 31, 2003 and did not employ foreign currency derivatives during the year then ended.

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

The Company's net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $109.0 million and $119.1 million at December 31, 2003 and 2002, respectively.

Commodity Price Management

Certain raw materials used by the Company are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of the Company's commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business.

The Company is exposed to price risk related to its purchase of copper used in the manufacture of its products. The Company's copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices (Note 17). Where natural techniques are not possible, the Company will sometimes use commodity price derivatives, typically exchange-traded forward contracts, with durations of generally twelve months or less.

The Company did not have any commodity price derivatives outstanding at December 31, 2003 and did not employ commodity price derivatives during the year then ended.

The Company is also exposed to price risk related to its purchase of selected commodities derived from petroleum and natural gas used in the manufacture of its products. The Company generally purchases these commodities based upon market prices established with the vendors as part of the purchase process. Recent trends indicate that pricing of these commodities may become more volatile due to the increased prices of both petroleum and natural gas as well as the current threat of terrorist activities. Historically, the Company has not used commodity financial instruments to hedge prices for commodities derived from petroleum and natural gas. There is a modest correlation, primarily in the Communications segment, between costs for commodities derived from petroleum and natural gas and the ultimate selling price of the product. Exposures to most changes in costs for commodities derived from petroleum and natural gas remain unprotected.

Impact of Newly Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 provides accounting guidance on how a customer should characterize consideration received from a vendor and both when and how to recognize and measure that consideration in its financial records. Under EITF No. 02-16, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement unless the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the consideration should be characterized as revenue or other income, as appropriate, when recognized in the customer's income statement, or (b) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the consideration should be characterized as a reduction of that cost when recognized in the customer's income statement. EITF No. 02-16 also requires that a rebate or refund of consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, it should be recognized as the milestones are achieved. EITF No. 02-16 was effective for new arrangements, including modifications of existing arrangements, initiated after December 31, 2002 and for new binding arrangements in which consideration is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time initiated after November 21, 2002.

During the year ended December 31, 2003, the Company did receive cash consideration from certain vendors. This consideration was characterized as a reduction of cost of sales when recognized in the Consolidated Statement of Operations. The consideration received under binding arrangements that required the Company to complete a cumulative level of purchases was recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration offered to each of the underlying transactions when the amounts were probable and reasonably estimable; otherwise, the consideration was recognized as a reduction of cost of sales as the arrangement milestones were achieved. The Company accounted for consideration received from vendors in a similar manner in prior years. The adoption of EITF No. 02-16 has not had a material impact on the Company's Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of FASB Statement No. 133 on Derivative and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts initiated or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's Consolidated Financial Statements.

In May 2003, the FASB issued EITF No. 03-4, Determining the Classification and Benefit Attribution Method for a "Cash Balance" Pension Plan. EITF 03-4 defines a "cash balance" pension plan as a plan that contains a defined principal-crediting rate as a percentage of salary and a defined, non-contingent interest-crediting rate that entitles participants to future interest credits as a stated, fixed rate until retirement. EITF No. 03-4 requires that "cash balance" pension plans be considered defined benefit pension plans for the purpose of applying SFAS No. 87, Employers' Accounting for Pensions. EITF No. 03-4 also declares the traditional unit credit method to be the appropriate cost attribution approach for "cash balance" pension plans. Although the Company sponsors "cash balance" pension plans for certain of its locations, the plans do not have the characteristics of the "cash balance" pension plans covered by EITF No. 03-4. The plans sponsored by the Company contain an interest-crediting rate that entitles participants to future interest credits at a variable rate until retirement. The adoption of EITF No. 03-4 has not had a material impact on the Company's Consolidated Financial Statements.

In January 2004, the FASB issued FASB Staff Position (FAS) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FAS No. 106-1 allows postretirement health care plan sponsors to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) in accounting for the plans under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and in providing disclosures related to the plans required by SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, until authoritative guidance on the accounting for the federal subsidy provided in the Act is issued or until certain other events addressed in FAS No. 106-1 occur. Regardless of whether a plan sponsor elects the deferral, FAS No. 106-1 requires that certain other disclosures be included in the sponsors' annual or interim financial statements. FAS No. 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company sponsors postretirement health care plans for certain of its locations and expects that the Act will eventually reduce its costs for some of these plans. At this point, the Company's investigation into its response to the Act is preliminary as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings would be measured. Because of the various uncertainties related to the Company's response to the Act and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of the Act until the FASB issues final accounting guidance. When issued, the final guidance could require the Company to change previously reported information.

NOTE 3:  SHARE INFORMATION

                                                                                Common Stock          Treasury Stock
                                                                                ------------          --------------
(number of shares in thousands)
Balance at December 31, 2000                                                       26,204                (1,774)
Issuance of treasury stock
  Stock options                                                                         -                    80
  Stock compensation                                                                    -                    66
  Employee stock purchase plan                                                          -                   185
                                                                                ---------             ---------
Balance at December 31, 2001                                                       26,204                (1,443)
Issuance of treasury stock
  Stock options                                                                         -                    69
  Stock compensation                                                                    -                    89
  Retirement savings plan                                                               -                    62
  Employee stock purchase plan                                                          -                   132
                                                                                ---------             ---------
Balance at December 31, 2002                                                       26,204                (1,091)
ISSUANCE OF TREASURY STOCK
  STOCK OPTIONS                                                                         -                    10
  STOCK COMPENSATION                                                                    -                   103
  RETIREMENT SAVINGS PLAN                                                               -                   249
  EMPLOYEE STOCK PURCHASE PLANS                                                         -                   182
                                                                                ---------             ---------
BALANCE AT DECEMBER 31, 2003                                                       26,204                  (547)
                                                                                =========             =========

NOTE 4:  EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

Years Ended December 31,                                                    2003          2002           2001
-----------------------------------------------------------               --------      --------        -------
(in thousands, except per share amounts)

Numerator:
     Income/(loss) before cumulative effect of change in
     accounting principle (CECAP)                                         $(60,730)     $(15,893)       $31,209
     Net income/(loss)                                                    $(60,730)     $(15,893)       $30,958
                                                                          ========      ========        =======
Denominator:
     Basic average shares outstanding                                       25,158        24,763         24,499
     Effect of dilutive common stock equivalents                                 -             -            267
                                                                          --------      --------        -------
         Diluted average shares outstanding                                 25,158        24,763         24,766
                                                                          ========      ========        =======
Basic earnings/(loss) per share before CECAP                              $  (2.41)     $   (.64)       $  1.27
Basic earnings/(loss) per share                                           $  (2.41)     $   (.64)       $  1.26
                                                                          ========      ========        =======
Diluted earnings/(loss) per share before CECAP                            $  (2.41)     $   (.64)       $  1.26
Diluted earnings/(loss) per share                                         $  (2.41)     $   (.64)       $  1.25
                                                                          ========      ========        =======

Due to the net losses recognized in 2003 and 2002, the Company did not include any common stock equivalents in the diluted computations for those years because they would have been antidilutive. In 2001, the Company did not include 1.3 million common stock equivalents in the diluted earnings per share computations because they would have been antidilutive.

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

                                                 Foreign       Unrealized
                                                 Currency    Gain/(Loss) on      Minimum      Accumulated Other
                                               Translation     Derivative        Pension        Comprehensive
(in thousands)                                 Adjustments    Instruments       Liability       Income/(Loss)
----------------------------------------       -----------   --------------     ---------     -----------------
Balance at December 31, 2001                   $   (24,474)  $         (245)    $  (1,906)    $         (26,625)
      Current Period Change                         21,357              245       (12,836)                8,766
                                               -----------   --------------     ---------     -----------------
Balance at December 31, 2002                        (3,117)               -       (14,742)              (17,859)
      CURRENT PERIOD CHANGE                         24,650                -           670                25,320
                                               -----------   --------------     ---------     -----------------
BALANCE AT DECEMBER 31, 2003                   $    21,533   $            -     $ (14,072)    $           7,461
                                               ===========   ==============     =========     =================

NOTE 6: BUSINESS ACQUISITION

On October 31, 2002, the Company purchased certain assets and assumed certain liabilities of the NORCOM wire and cable business in Kingston, Ontario, Canada (NORCOM) from Cable Design Technologies Corporation for cash of $11.3 million. NORCOM manufactured and marketed metallic cable products primarily for the Canadian and United States communications markets. The purchase price was allocated to the net assets acquired based on their fair market value. The purchase price is subject to additional contingency payments up to three years of as much as $6.7 million depending mainly on the Company's achievement of future business levels. No goodwill was recorded with respect to this transaction. On January 9, 2003, the Company announced its decision to close the Kingston facility and relocate production to its other facilities. The Company recorded $11.4 million as accrued severance and other plant closing costs incident to the purchase in 2002. At December 31, 2003, the accrued severance related to closure is approximately $0.2 million. Operating results of this acquisition are included in the Company's consolidated operating results since its acquisition date.

NOTE 7: BUSINESS DIVESTITURE

In February 2001, the Company completed the sale of its 70% ownership interest in MCTEC B.V. of Venlo, Netherlands to STS Biopolymers Inc. The Company received cash proceeds of approximately $1.4 million and recorded a gain as a result of the transaction of approximately $1.2 million before tax or $0.7 million ($.03 per diluted share) after tax.

NOTE 8: INVENTORIES

December 31,                                       2003               2002
------------------------------------             --------           --------
(in thousands)
Raw materials                                    $ 22,957           $ 22,988
Work-in-process                                    18,581             21,673
Finished goods                                    106,428            134,375
Perishable tooling and supplies                     4,310              4,887
                                                 --------           --------
     Gross inventories                            152,276            183,923
Excess of current standard
    costs over LIFO costs                         (11,961)            (5,596)
Obsolescence and other reserves                   (11,855)           (18,510)
                                                 --------           --------
     Net inventories                             $128,460           $159,817
                                                 ========           ========

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market. Costs include direct material, direct labor and applicable production overhead costs.

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

December 31,                                       2003               2002
------------------------------------             --------           --------
(in thousands)

Land and land improvements                       $ 31,299           $ 30,208
Buildings and leasehold improvements               85,168            110,175
Machinery and equipment                           376,512            456,113
Construction in process                             5,914             17,241
                                                 --------           --------
                                                  498,893            613,737
Accumulated depreciation                         (260,866)          (276,541)
                                                 --------           --------

                                                 $238,027           $337,196
                                                 ========           ========

NOTE 10: IMPAIRMENT OF LONG-LIVED ASSETS

During 2003, a general deterioration of the North American telecommunications market required downward revisions to the expected future results of operations. Reasons for the market deterioration included the general economic slowdown, network overcapacity, network build-out delays and limited availability of capital. As a result, sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending in target markets has created uncertainty as to the level of demand, which can change quickly and can vary over short periods of time, including month to month. As a result of this uncertainty, accurate forecasting of near- and long-term results, earnings and cash flow remains difficult. In addition, since a limited number of customers account for a significant portion of revenue in the telecommunications market, results are subject to volatility from changes in spending by one or more of these significant customers.

The North American operations of the Company's Communications segment experienced an operating loss before asset impairment of $17.0 million in 2003. The Company does not currently see market conditions improving sufficiently to return this business to operating profitability in 2004. Accordingly, in the fourth quarter of 2003 the Company's Board of Directors decided to seek strategic alternatives for this portion of the Company's Communications segment.

In accordance with SFAS No. 144, the Company performed an evaluation of the recoverability of the carrying value of long-lived assets using undiscounted cash flow projections. Based on the gross undiscounted cash flow projections, the Company determined that all long-lived asset groups within the North American operations of its Communications segment were impaired. The Company then estimated fair values using a variety of techniques including discounted cash flows and comparable market data. Calculating the estimated fair values involves significant assumptions. Assumptions utilized in estimating fair values under continued asset use included long-term forecasts of revenue growth, gross margins and capital expenditures. Comparable market data was obtained from appraisals and other third party valuation estimates. During the fourth quarter of 2003 the Company determined that fair values of asset groups within the North American operations of its Communications segment were less than carrying amounts by $92.4 million. The Company recognized this impairment loss in 2003.

In connection with the closure of the Company's manufacturing operations in Germany, an impairment loss of $0.4 million was incurred in 2003.

During the fourth quarter of 2002, the Company formulated a plan to exit the production of certain products such as special wires for deflection coils used in televisions and CRTs, electrical cords for consumer products, galvanized wire for electronics assemblies, and long-line, single-mode fiber optic cable for the communications and CATV markets. In addition, the Company elected to dispose of certain excess and inefficient equipment used in the manufacturing of certain products with communications applications. The Company also decided to dispose of certain real estate and buildings in order to rationalize production capabilities. In accordance with SFAS No. 144, the Company estimated the fair value of the assets based upon anticipated net proceeds from the sale of the equipment, buildings, and real estate and recognized an impairment loss of $32.5 million based on the difference between the carrying value of the assets and their fair value. This loss is included as other operating expense on the Consolidated Statement of Operations. The Electronics and Communications segments recognized impairment losses in the amounts of $17.3 million and $15.2 million, respectively.

Impairment losses totaling $92.8 million and $32.5 million were recorded as other operating expense in the Consolidated Statements of Operations for 2003 and 2002, respectively.

NOTE 11:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

December 31,                                       2003               2002
------------------------------------             --------           --------
(in thousands)
Trade accounts                                   $ 66,341           $ 52,257
Wages, severance and related taxes                 12,789             28,329
Employee benefits                                  22,197             21,307
Interest                                            4,682              4,895
Contingent acquisition price(1)                     2,200                  -
Other (individual items less than
    5% of total current liabilities)                8,973             11,480
                                                 --------           --------
                                                 $117,182           $118,268
                                                 ========           ========

(1) During 2003, the Company reclassified contingent acquisition price in the amount of $2.2 million from other long-term liabilities to accounts payable and accrued liabilities, as it is potentially payable within one year.

Acquisition-Related Severance and Other Related Benefits

On December 31, 2002, the Company accrued severance and other related benefits costs of $11.3 million associated with the announced manufacturing facility closing in Canada in connection with the NORCOM acquisition. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire NORCOM in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 197 employees were eligible for severance payments.

Facility Consolidation Severance and Other Related Benefits

On December 31, 2002, the Company recorded severance and other related benefits costs in the amount of $8.3 million related to the announced manufacturing facility closings in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) within the Electronics segment in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $2.5 million related to the manufacturing facility closings in Germany and Australia as operating expense ($1.9 million in cost of sales and $0.6 million in selling, general and administrative expenses). During the fourth quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $0.1 million related to the manufacturing facility closing in Germany as selling, general and administrative expense. 266 employees were eligible for severance payments, subject to finalization of negotiations under collective bargaining agreements.

Other Severance and Other Related Benefits

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $2.7 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Communications segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in selling, general and administrative expenses). 132 employees were notified, prior to December 31, 2003, of their pending termination as well as the amount of severance and other related benefits they should expect to receive.

In accordance with SFAS No. 88, Employers' Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded severance and other related benefits costs in the amount of $1.4 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States as operating expense ($0.3 million in cost of sales and $1.1 million in selling, general and administrative expenses). 20 employees were offered and accepted termination packages prior to December 31, 2003.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during the year ended December 31, 2003:

                                  Acquisition-     Facility                                       Total Number
                                     Related     Consolidation                                    of Employees
                                    Severance      Severance         Other            Total       Eligible for
                                       and            and        Severance and    Severance and   Severance and
                                  Other Related  Other Related   Other Related    Other Related   Other Related
                                    Benefits       Benefits         Benefits         Benefits        Benefits
------------------------------    -------------  -------------   -------------    -------------   -------------
(in thousands, except number
of employees)
------------------------------    -------------  -------------   -------------    -------------   -------------
Balance at December 31, 2002      $      11,317  $       8,344   $           -    $      19,661             456
Cash payments/terminations               (8,576)       (10,787)         (1,719)         (21,082)           (484)
Foreign currency translation              1,189            733              36            1,958               -
Charges/other adjustments                (3,735)         2,538           4,069            2,872             147
                                  -------------  -------------   -------------    -------------   -------------
Balance at December 31, 2003      $         195  $         828   $       2,386    $       3,409             119
                                  =============  =============   =============    =============   =============

Charges/other adjustments for acquisition-related severance and other related benefits reflect the reduction of charges originally accrued as of the acquisition date due to unanticipated early retirements of certain employees. In accordance with SFAS No. 141, Business Combinations, the original purchase price allocation for the NORCOM acquisition was revised, resulting in a like reduction in property, plant and equipment. Charges/other adjustments for facility consolidation severance and other related benefits reflect additional charges recognized during the second and fourth quarters of 2003 related to the manufacturing facility closures in Australia and Germany. Charges/other adjustments for other severance and other related benefits reflects charges recognized during the third and fourth quarters of 2003 related to Electronics segment personnel reductions in the United States, Canada and the Netherlands and charges recognized in the fourth quarter of 2003 related to Communications segment personnel reductions in the United Kingdom.

NOTE 12: LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

December 31,                                                                               2003           2002
-----------------------------------------------------------------------------            --------       --------
(in thousands)
Variable-rate bank revolving credit agreement, due 2006                                  $      -       $      -

Short-term borrowings                                                                           -              -

Medium-term notes, face amount of $75,000 due from 2005 through 2009,
     contractual interest rate 6.92%, effective interest rate 6.92%                        75,000         75,000

Medium-term notes, face amount of $64,000 due 2004, contractual interest rate
     7.60%, effective interest rate 4.65%                                                  64,000         64,000

Medium-term notes, face amount of $44,000 due 2006, contractual interest rate
     7.74%, effective interest rate 7.75%                                                  44,000         44,000

Medium-term notes, face amount of $17,000 due 2009, contractual interest rate
     7.95%, effective interest rate 8.06%                                                  17,000         17,000

Interest rate swaps fair value                                                              1,951          3,242
                                                                                         --------       --------
                                                                                         $201,951       $203,242
                                                                                         ========       ========

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

Payments due on medium-term notes during each of the five years subsequent to December 31, 2003 are as follows:

(in thousands)
--------------------------
2004                               $ 64,000
2005                                 15,000
2006                                 59,000
2007                                 15,000
2008                                 15,000
Thereafter                           32,000
                                   --------
                                   $200,000
                                   ========

Credit Agreement

The Company entered into a credit agreement with a group of 6 banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75 million expiring in June 2006. In general, the Company's assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of the Company's receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company's excess borrowing availability falls below $25.0 million. The banks party to the Credit Agreement can advance loans to the Company based on their respective commitments (syndicated loans). Syndicated loans accrue interest at the option of the Company at LIBOR plus 1.75% to 3.25%, or the higher of the prime rate or the federal funds rate plus 0.00% to 1.50%. An unused commitment fee of 0.375% to 0.750% per annum is charged on the unused credit. The Credit Agreement replaced the $100.0 million credit agreement dated June 2001 between the Company and a group of 7 banks that would have expired in June 2004. The Company cancelled the old credit agreement in June 2003.

The Company's borrowing capacity under the Credit Agreement at December 31, 2003 was $58.2 million. There were no outstanding borrowings under the Credit Agreement at December 31, 2003.

Short-Term Borrowings

At December 31, 2003, the Company had unsecured, uncommitted arrangements with 3 banks under which it could borrow up to $7.6 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at December 31, 2003.

At December 31, 2002, the Company had unsecured, uncommitted arrangements with 6 banks under which it could borrow up to $38.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at December 31, 2002.

Unused Letters of Credit

At December 31, 2003 and 2002, the Company was party to unused standby letters of credit totaling $3.9 million and $12.6 million, respectively.

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

Based on current interest rates for similar transactions, the fair values of the Company's interest rate swap agreements at December 31, 2003 and 2002 were $2.0 million and $3.2 million, respectively.

Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $1.9 million pretax ($0.05 per diluted share) and $1.1 million pretax ($0.03 per diluted share) were recorded as reductions to interest expense for the years ended December 31, 2003 and 2002, respectively. Net interest differentials earned from the interest rate swaps reduced the Company's average interest rate on long-term debt by 0.97 percentage points and 0.47 percentage points for the years ended December 31, 2003 and 2002, respectively. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

At December 31, 2003, the fair value of the interest rate swap agreements was reflected in other current assets on the Consolidated Balance Sheet. At December 31, 2002, the fair value of the interest rate swap agreements was reflected in other long-lived assets on the Consolidated Balance Sheet.

NOTE 13: INCOME TAXES

The net tax benefit of $35.4 million for the year ended December 31, 2003 resulted from a net loss before taxes of $96.2 million. The Company's effective tax rate after asset impairment, severance and bad debt (Charges) was 40.0%. This rate was adjusted to 36.9% because of valuation allowances recorded against the state and foreign net operating loss carryforwards and deferred tax assets resulting from the Charges. Earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The Company is party to a Tax Sharing and Separation Agreement (Tax Agreement) with its former owner, Cooper Industries, Inc. (Cooper). The Tax Agreement requires the Company to pay Cooper most of the tax benefits resulting from basis adjustments arising from the Company's initial public offering on October 6, 1993. The effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax basis of the Company's assets (except for a retained 10% benefit). The retained 10% benefit reduced income tax expense for the years ended December 31, 2003, 2002 and 2001 by $1.2 million each year. Included in 2003 and 2001 taxes paid are $8.7 million and $10.2 million, respectively, paid to Cooper in accordance with the Tax Agreement. There were no payments to Cooper in 2002.

Years Ended December 31,                                           2003               2002               2001
------------------------                                           ----               ----               ----
(in thousands)
Income/(loss) before taxes and CECAP:
       United States operations                                 $ (96,869)         $   3,911           $ 31,546
       Foreign operations                                             694            (23,689)            11,325
                                                                ---------          ---------           --------
                                                                $ (96,175)         $ (19,778)          $ 42,871
                                                                =========          =========           ========

Income tax expense/(benefit):
    Currently payable/(receivable):
       United States federal                                    $       -          $    (729)          $    253
       United States state and local                                    -                489                (33)
       Foreign                                                     (1,671)            (1,715)             1,798
                                                                ---------          ---------           --------
                                                                   (1,671)            (1,955)             2,018
    Deferred:
       United States federal                                      (34,222)              (491)             7,333
       United States state and local                               (1,321)              (667)             1,132
       Foreign                                                      1,769               (772)             1,179
                                                                ---------          ---------           --------
                                                                  (33,774)            (1,930)             9,644
                                                                ---------          ---------           --------
Total income tax expense/(benefit)                              $ (35,445)         $  (3,885)          $ 11,662
                                                                =========          =========           ========

Years Ended December 31,                                        2003       2002       2001
------------------------                                        ----       ----       ----
Effective income tax rate reconciliation:
    United States federal statutory rate                        35.0%      35.0%      35.0%
    State and local income taxes                                 1.4        0.9        2.6
    Foreign income tax rate differences and other                0.5      (16.3)      (5.1)
      favorable resolution of prior-period income
      tax contingency                                              -          -       (5.3)
                                                                ----       ----       ----
       Effective income tax rate                                36.9%      19.6%      27.2%
                                                                ====       ====       ====

December 31,                                                                          2003               2002
------------                                                                          ----               ----
(in thousands)
Components of deferred income tax balances:
    Deferred income tax liabilities, net:
       Plant, equipment and intangibles                                            $(65,677)          $(86,687)
                                                                                    (65,677)           (86,687)
    Deferred income tax assets:
       Postretirement benefits                                                       11,847             14,246
       Reserves and accruals                                                         25,744             17,416
       Facility impairment                                                            3,397              3,756
       Net operating loss carryforwards                                               8,699              1,701
       Valuation allowances                                                          (9,792)            (6,805)
                                                                                   --------           --------
                                                                                     39,895             30,314
                                                                                   --------           --------
Net deferred income tax liability                                                  $(25,782)          $(56,373)
                                                                                   ========           ========

December 31,                                                    2003                                    2002
(in thousands)                   CURRENT     NONCURRENT        TOTAL        Current    Noncurrent       Total
--------------                   -------     ----------        -----        -------    ----------       -----
Deferred income tax
  assets                        $ 18,535       $ 21,360      $  39,895      $15,097      $ 15,217     $  30,314
Deferred income tax
  liabilities                          -        (65,677)       (65,677)           -       (86,687)      (86,687)
                                --------       --------      ---------      -------      --------     ---------
                                $ 18,535       $(44,317)     $ (25,782)     $15,097      $(71,470)    $ (56,373)
                                ========       ========      =========      =======      ========     =========

Deferred income taxes have been established for differences in the basis of assets and liabilities for financial statement and tax reporting purposes as adjusted for the Tax Agreement with Cooper.

The Company's net operating loss carryforwards totaled $8.7 million at December 31, 2003. Unless otherwise utilized, net operating loss carryforwards totaling $3.3 million and $1.5 million will expire between 2005 and 2009 and between 2010 and 2023, respectively. Net operating loss carryforwards, which are available for an indefinite carryforward period, total $3.9 million. Net operating loss carryforwards are presented net of liabilities related to the Tax Agreement with Cooper.

NOTE 14: RETIREMENT PLANS

Substantially all employees are covered by defined benefit or defined contribution pension plans maintained by the Company. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

Benefits provided to employees under defined contribution plans include cash contributions by the Company based on either hours worked by the employee or a percentage of the employee's compensation and in certain plans a partial matching of employees' salary deferrals with Company common stock. Defined contribution expense for the years ended December 31, 2003, 2002 and 2001 was $4.9 million, $4.9 million and $5.7 million, respectively.

The Company sponsors an unfunded postretirement (medical and life insurance) benefit plan. The medical benefit portion of the plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2003 and 2002 as well as a statement of the funded status and balance sheet reporting for these plans as of December 31, 2003 and 2002:

                                                     Pension Benefits           Other Postretirement Benefits
                                                     ----------------           -----------------------------
Years Ended December 31,                           2003             2002           2003            2002
------------------------                           ----             ----           ----            ----
(in thousands)
Change in benefit obligation:
   Benefit obligation, beginning of year         $(167,100)      $(140,519)      $ (17,808)      $ (18,215)
   Service cost                                     (7,156)         (6,670)            (26)            (32)
   Interest cost                                   (11,003)         (9,998)         (1,077)         (1,215)
   Participant contributions                          (783)           (788)            (63)            (74)
   Plan amendments                                      --              12             (52)             --
   Actuarial gain/(loss) and other                  (6,339)         (5,291)             --            (115)
   Foreign currency exchange rate changes          (13,565)         (9,307)             --              --
   Benefits paid                                     7,643           5,461           2,021           1,843
                                                 ---------       ---------       ---------       ---------
     Benefit obligation, end of year             $(198,303)      $(167,100)      $ (17,005)      $ (17,808)
                                                 =========       =========       =========       =========

Change in plan assets:
   Fair value of plan assets, beginning of year  $ 114,867       $ 122,797       $      --       $      --
   Actual return on plan assets                     20,997         (18,975)             --              --
   Employer contributions                            6,685           8,214           1,958           1,769
   Plan participant contributions                      783             788              63              74
   Foreign currency exchange rate changes            9,522           7,504              --              --
   Benefits paid                                    (7,643)         (5,461)         (2,021)         (1,843)
                                                 ---------       ---------       ---------       ---------
     Fair value of plan assets, end of year      $ 145,211       $ 114,867       $      --       $      --
                                                 =========       =========       =========       =========

Funded status:
   Funded status                                 $ (53,092)      $ (52,233)      $ (17,005)      $ (17,808)
   Unrecognized net actuarial (gain)/loss           44,327          43,189           7,530           7,908
   Unrecognized prior service cost                    (182)           (222)           (726)           (832)
                                                 ---------       ---------       ---------       ---------
     Accrued benefit cost                        $  (8,947)      $  (9,266)      $ (10,201)      $ (10,732)
                                                 =========       =========       =========       =========

Amounts recognized in the balance sheets:
   Prepaid benefit cost                          $   4,029       $   5,828       $      --       $      --
   Accrued benefit liability (current)             (17,170)        (15,245)        (10,201)        (10,732)
   Accrued benefit liability (noncurrent)          (18,531)        (24,057)             --              --
   Noncurrent deferred taxes                         8,654           9,466              --              --
   Accumulated other comprehensive
     income/(loss)                                  14,071          14,742              --              --
                                                 ---------       ---------       ---------       ---------
     Net amount recognized                       $  (8,947)      $  (9,266)      $ (10,201)      $ (10,732)
                                                 =========       =========       =========       =========

The change in benefit obligation for pension and other benefits attributable to actuarial gains or losses for 2003 results primarily from a decrease in the discount rates used in the computation of such benefits partially offset by a decrease in the assumed rate of salary increase for the Netherlands and United States pension plans.

The change in benefit obligation for pension and other benefits attributable to actuarial gains or losses for 2002 results primarily from a decrease in the discount rates used in the computation of such benefits partially offset by a decrease in the interest credit rate for the United States pension plan.

The accumulated benefit obligation for all defined benefit pension plans was $171.0 million and $140.8 million at December 31, 2003 and 2002, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $100.3 million, $98.1 million and $69.9 million, respectively, as of December 31, 2003 and $91.5 million $88.8 million and $59.7 million, respectively, as of December 31, 2002.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds the fair value of plan assets and accrued pension liabilities. As of December 31, 2003, the Company recorded minimum pension liabilities of $22.9 million with offsets to noncurrent deferred taxes, accumulated other comprehensive income and long-lived assets in the amounts of $8.7 million, $14.1 million and $0.1 million, respectively. As of December 31, 2002, the Company recorded minimum pension liabilities of $24.4 million with offsets to noncurrent deferred taxes, accumulated other comprehensive loss and long-lived assets in the amounts of $9.5 million, $14.8 million and $0.1 million, respectively. The change in the amount included in accumulated other comprehensive income/(loss) due to a change in the additional minimum pension liability was $(0.7) million and $12.9 million for the years ended December 31, 2003 and 2002, respectively.

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 2003, 2002 and 2001:

                                                     Pension Benefits             Other Postretirement Benefits
                                                     ----------------             -----------------------------
Years Ended December 31,                       2003        2002         2001       2002        2002       2001
------------------------                       ----        ----         ----       ----        ----       ----
(in thousands)
Components of net periodic benefit cost:
   Service cost                              $  7,156    $  6,670     $  5,942     $   26      $   32     $   31
   Interest cost                               11,003       9,998        8,815      1,077       1,215      1,300
   Expected return on plan assets             (13,112)    (12,681)     (12,437)         -           -          -
   Amortization of prior service cost             (40)        (40)         (30)      (106)       (706)      (706)
   Net (gain)/loss recognition                    246          61         (937)       430         516        482
                                             --------    --------     --------     ------      ------     ------
     Net periodic benefit cost               $  5,253    $  4,008     $  1,353     $1,427      $1,057     $1,107
                                             ========    ========     ========     ======      ======     ======

The following table presents the assumptions used in determining benefit obligations as of December 31, 2003 and 2002 and the net periodic costs amounts for the years ended December 31, 2003 and 2002.

                                                         Pension Benefits            Other Postretirement Benefits
                                                         ----------------            -----------------------------
December 31,                                           2003              2002            2003           2002
------------                                           ----              ----            ----           ----
(in thousands)
Weighted average assumptions for benefit
    obligations at year-end:
    Discount rate                                        5.7%              6.5%            6.0%           6.8%
    Salary increase                                      4.0%              4.4%            N/A            N/A

Weighted-average assumptions for net periodic
    cost for the year:
    Discount rate                                        6.5%              6.9%            6.8%           7.0%
    Salary increase                                      4.4%              4.4%            N/A            N/A
    Expected return on assets                            8.6%              8.8%            N/A            N/A

Assumed health care cost trend rates:
    Health care cost trend rate assumed
       for next year                                     N/A               N/A             8.5%           9.0%
    Rate that the cost trend rate
       gradually declines to                             N/A               N/A             5.5%           5.5%
    Year that the rate reaches the rate it
       is assumed to remain at                           N/A               N/A            2010           2010

Measurement date                                    12/31/03          12/31/02        12/31/03       12/31/02
                                                    ========          ========        ========       ========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects on 2003 expense and year-end liabilities.

(in thousands)                                                           1% Increase               1% Decrease
--------------                                                           -----------               -----------
Effect on total of service and interest cost components                    $    65                  $   (59)
Effect on postretirement benefit obligation                                $ 1,169                  $(1,044)
                                                                           =======                  =======

The following table reflects the pension plans' asset allocation as of December 31, 2003 and 2002, and the 2004 target allocation.

                                              Target             Actual            Actual
Asset Category                                 2004               2003              2002
--------------                                 ----               ----              ----
Equity securities                               64%                68%               62%
Debt securities                                 36%                32%               38%
Real estate                                      0%                 0%                0%
Other                                            0%                 0%                0%
                                               ---                ---               ---
Total                                          100%               100%              100%
                                               ===                ===               ===

The target asset allocation for the investment of the Company's pension plan assets reflects a desired allocation of 25% to debt securities and 75% to equity securities adjusted for regulatory constraints on asset allocations in certain international jurisdictions. The plans only invest in debt and equity instruments for which there is a ready public market. The Company develops its expected long-term rate of return assumptions based on the historical rates of return for equity and debt securities of the types in which the plan invests.

The Company anticipates contributing $17.2 million and $2.2 million to its pension plans and other postretirement plan, respectively, during 2004.

NOTE 15: STOCK COMPENSATION PLANS

During the years ended December 31, 2003, 2002 and 2001, the Company sponsored four stock compensation plans -- the Belden Inc. 2003 Long-term Incentive Plan and the Belden Inc. 1994 Incentive Plan (together, the Incentive Plans) as well as the Belden Inc. 2003 Employee Stock Purchase Plan and the Belden Inc. 1994 Employee Stock Purchase Plan (together, the Stock Purchase Plans).

Incentive Plans

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. Under the Belden Inc. 1994 Incentive Plan, 3.8 million shares of Company common stock were originally reserved for issuance. Under the Belden Inc. 2003 Long-term Incentive Plan, 0.8 million shares of Company common stock were originally reserved for issuance.

Options to purchase stock are granted at not less than fair market value, become exercisable in equal amounts on each of the first 3 anniversaries of the grant date and expire 10 years from the grant date. As of December 31, 2003, options to purchase approximately 2.3 million shares of Company common stock were outstanding and vested.

The following table summarizes the Company's stock option activity and related information for the years ended December 31, 2003, 2002, and 2001:

Years Ended December 31,                             2003                      2002                       2001
------------------------                             ----                      ----                       ----
                                                   WEIGHTED                  Weighted                   Weighted
                                                   AVERAGE                   Average                    Average
(in thousands, except weighted                     EXERCISE                  Exercise                   Exercise
average exercise price)             OPTIONS         PRICE     Options          Price      Options         Price
-----------------------             -------         -----     -------          -----      -------         -----
Outstanding at beginning of year      2,741        $26.08      2,556         $26.33        2,243        $26.56
Granted                                 207         13.08        341          21.06          442         28.10
Exercised                               (10)        16.94        (73)         17.51          (80)        17.66
Canceled                               (153)        25.96        (83)         27.69          (49)        26.29
                                      -----        ------      -----         ------        -----         -----
Outstanding at end of year            2,785        $25.17      2,741         $26.08        2,556        $26.33
                                      -----        ------      -----         ------        -----         -----
Exercisable at end of year            2,262        $26.58      1,967         $27.27        1,636        $28.14
                                      =====        ======      =====         ======        =====        ======

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

(in thousands, except weighted
average amounts)                                        Options Outstanding             Options Exercisable
----------------                                        -------------------             -------------------
                                                      Weighted
  Range of                                             Average           Weighted                     Weighted
  Exercise                                           Remaining           Average                       Average
   Prices                            Options       Contractual Life   Exercise Price  Options      Exercise Price
   ------                            -------       ----------------   --------------  -------      --------------
$11 to 21                              1,044         6.5 years           $17.97          648          $18.68
 21 to 27                                949         6.3 years            23.65          822           23.25
 27 to 32                                244         2.0 years            30.68          244           30.68
 32 to 37                                 56         3.2 years            35.19           56           35.19
 37 to 42                                492         3.9 years            39.53          492           39.53
                                       -----         ---------           ------        -----          ------
$11 to 42                              2,785         5.5 years           $25.17        2,262          $26.58
                                       =====         =========           ======        =====          ======

The Company issued the following restricted stock awards to a number of its key employees during the years ending December 31, 2003, 2002 and 2001. Participants receive a stated amount of the Company's common stock, as well as dividends declared on that stock that have accumulated during the vesting period, provided they remain employed with the Company for three years from the grant date.

(in thousands)                                                  Awards
--------------                                                  ------
February 2001                                                   66,000
February 2002                                                   97,000
May 2002                                                         5,000
February 2003                                                   93,500
May 2003                                                         1,000
                                                               -------
                                                               262,500
                                                               =======

The following tables summarize the Company's activity and related information regarding restricted stock awards issued to key employees for the years ended December 31, 2003, 2002 and 2001:

SHARES AND ACCUMULATED DIVIDENDS

Years Ended December 31,                                              Awards          Accumulated Dividends
------------------------                                              ------    ---------------------------------
(in thousands)                               2003         2002         2001      2003         2002        2001
--------------                               ----         ----         ----      ----         ----        ----
Outstanding at beginning of period            155           66           -      $   43       $   13      $    -
Granted / Declared                             94          102          66          50           32          13
Forfeited                                      (3)         (13)          -          (2)          (2)          -
                                              ---          ---          --      ------       ------      ------
Outstanding at end of period                  246          155          66      $   91       $   43      $   13
                                              ===          ===          ==      ======       ======      ======

COMPENSATION

Years Ended December 31,                    Unearned Deferred Compensation           Compensation Expense
------------------------                    ------------------------------     --------------------------------
(in thousands)                              2003         2002        2001        2003         2002        2001
--------------                              ----         ----        ----        ----         ----        ----
Balance at beginning of period           $  2,014     $  1,233      $    -     $    -       $    -       $   -
Restricted stock awarded                    1,255        2,142       1,741          -            -           -
Restricted stock forfeited                    (21)        (221)          -        (46)         (89)          -
Amortization                               (1,548)      (1,140)       (508)     1,548        1,140         508
                                         --------     --------      ------     ------       ------       -----
Balance at end of period                 $  1,700     $  2,014      $1,233     $1,502       $1,051       $ 508
                                         ========     ========      ======     ======       ======       =====

The Company issued 12,000 shares of restricted stock to its nonemployee Directors during the year ended December 31, 2003. This restricted stock vested immediately but each recipient is restricted from selling, transferring, pledging or otherwise disposing of his shares until he departs from the Company's Board of Directors and then, no sooner than 6 months after the date of issue. Each recipient does receive cash dividends on a quarterly basis in the amount of $.05 per share. The aggregate market value of the restricted stock on the date the shares were issued was recognized as administrative expense in the Company's Consolidated Statement of Operations.

The Belden Inc. 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. At December 31, 2003, 788,000 shares of Company common stock were available for future awards under the Belden Inc. 2003 Long-term Incentive Plan.

Stock Purchase Plans

Under the Stock Purchase Plans, all full-time employees and part-time employees whose customary employment is for 20 or more hours per week and 5 or more months per year in Canada, Germany, the Netherlands and the United States receive the right to purchase a specified amount of common stock at the lesser of 85% of the average selling price on the offering date or 85% of the average selling price on the exercise date. Under the Belden Inc. 1993 Employee Stock Purchase Plan,
1.3 million shares of common stock were originally reserved for issuance. Under the Belden Inc. 2003 Employee Stock Purchase Plan, 1.2 million shares of common stock were originally reserved for issuance.

The following table summarizes the Company's activity and related information regarding the Stock Purchase Plans for the years ended December 31, 2003, 2002 and 2001:

                                            Shares Purchased or   Participants Acquiring Shares or
               Exercise                             to               Holding Rights to Acquire         Exercise Price
Offering       Date                            be Purchased                  Shares                      per Share
--------       ----                            ------------                  ------                      ---------
1999           December 7, 2001                 182,199                         754                     $  17.32
2001           December 6, 2002                 131,169                         752                     $  13.46
2002           December 5, 2003                 177,920                         831                     $  11.74
2003           December 6, 2004                 154,169(1)                      918(1)                  $  14.92(2)
               ================                 =======                         ===                     ========

(1) Shares to be purchased and participants with rights to acquire shares were determined as of December 31, 2003. The actual number of shares to be purchased on the exercise date of December 6, 2004 could be materially different from this estimate due to participant withdrawals from the Offering during 2004 and the average selling price of the Company's common stock on the exercise date.

(2) Exercise price per share under 2003 Offering will be the lesser of $14.92 or 85% of the average selling price on the exercise date.

The Belden Inc. 1993 Employee Stock Purchase Plan expired by its own term in September 2003 and no future purchase rights are available under this plan. At December 31, 2003, 1.2 million shares of Company common stock were available for future awards under the Belden Inc. 2003 Employee Stock Purchase Plan.

NOTE 16: STOCKHOLDER RIGHTS PLAN

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

NOTE 17: UNCONDITIONAL PURCHASE OBLIGATIONS

At December 31, 2003, the Company was not a party to any foreign currency exchange contracts. At December 31, 2003, the Company was committed to purchase approximately 18.2 million pounds of copper at an aggregate cost of $17.2 million. At December 31, 2003, there were unrealized gains of $1.9 million on these commitments based on the current market price of copper obtained from the New York Mercantile Exchange. The commitments mature as follows:

(in millions)
-------------
Quarter 1, 2004                                    $8.2
Quarter 2, 2004                                     9.0
Quarter 3, 2004                                       -
Quarter 4, 2004                                       -
Thereafter                                            -
                                                   ====

NOTE 18: OPERATING LEASES

Operating lease expense incurred primarily for office space and machinery and equipment was $5.5 million, $5.3 million and $4.5 million in 2003, 2002 and 2001, respectively.

Minimum annual lease payments for noncancelable operating leases in effect at December 31, 2003 are as follows:

(in thousands)
--------------
2004                         $3,825
2005                          1,916
2006                            619
2007                            169
2008                              2
Thereafter                        -
                             ------
                             $6,531
                             ======

NOTE 19: MINIMUM REQUIREMENTS CONTRACTS

The Company had a contractual ("take-or-pay") agreement with a Communications segment customer that requires the customer to purchase minimum quantities of product from the Company or pay the Company compensation according to contractual terms through 2002.

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

- During 2003, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as "sales incentive" compensation. This $3.0 million receivable as of December 31, 2003 was paid in January 2004.

- During 2002, the customer did not make the minimum required purchases and the Company was entitled to receive compensation according to the terms of the agreement. As a result, the Company recorded $3.0 million in other operating earnings as "sales incentive" compensation. This $3.0 million receivable as of December 31, 2002 was paid in January 2003.

- In February 2002, the customer prepaid $1.5 million of "sales incentive" compensation as required by the agreement. The Company recorded the $1.5 million received as deferred revenue in the Consolidated Financial Statements.

NOTE 20: MAJOR CUSTOMERS, CONCENTRATIONS OF CREDIT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Major Customers

The following table presents revenues generated from sales to the Company's two major customers for the years ended December 31, 2003, 2002 and 2001.

                                                   2003                         2002                       2001
                                                   ----                         ----                       ----
YEARS ENDED DECEMBER 31,                        PERCENT OF                   Percent of                 Percent of
------------------------                          TOTAL                        Total                      Total
(in thousands, except %DATA)     AMOUNT(1)       REVENUES      Amount         Revenues       Amount      Revenues
----------------------------     ---------       --------      ------         --------       ------      --------
Customer 1                       $125,042           15%      $ 133,110           16%     $ 107,312          11%
Customer 2                         81,564           10%         93,505           11%       162,588          17%
                                 ========           ==       =========           ==      =========          ==

(1) The Electronics segment earned 93% of the 2003 revenues generated from the sale of products to Customer 1. The Communications segment earned the remaining 7% of 2003 revenues generated from the sale of products to this customer. The Communications segment earned 100% of the 2003 revenues generated from the sale of products to Customer 2.

Concentrations of Credit

The Company sells its products to many customers in several markets across multiple geographic areas. The ten largest customers, primarily the larger distributors and communications companies, constitute in aggregate approximately 54%, 55% and 55% of revenues in 2003, 2002 and 2001 respectively.

During 2003, the Company recorded total bad debt expense of $0.8 million. During 2002, the Company recorded total bad debt expense of $2.1 million. During 2001, the Company recorded total bad debt expense of $8.9 million. Included in this amount was $8.4 million related to a single financial troubled VAR that purchased Communications segment products.

In December 2003, the Company recorded a $3.0 million receivable related to "sales incentive" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2003; however, it was paid in January 2004. In December 2002, the Company recorded a $12.5 million receivable related to "take-or-pay" and "sales incentive" compensation due from a major private-label customer. This receivable was outstanding at December 31, 2002; however, it was paid in January 2003.

The following table reflects the receivables that represent the only significant concentrations of credit to which the Company was exposed at December 31, 2003 and 2002. Historically, these customers generally pay all outstanding receivables within thirty to sixty days of invoice receipt.

                                                                 2003                                      2002
December 31,                                                     ----                                      ----
------------                                                 PERCENT OF NET                            Percent of Net
(in thousands, except % data)             AMOUNT              RECEIVABLES           Amount               Receivables
-----------------------------             ------              -----------           ------               -----------
Customer 1                               $15,262                  15%              $12,412                  11%
Customer 2                                   519                   1%                6,147                   6%
                                         -------                  --               -------                  --
Total                                    $15,781                  16%              $18,559                  17%
                                         =======                  ==               =======                  ==

At December 31, 2003, the Company had receivables in the amount of $4.3 million outstanding from a value-added reseller that purchases Communications segment products on an ongoing basis. Historically, this customer generally pays all outstanding receivables within thirty to sixty days of invoice receipt.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments and interest rate swap agreements. At December 31, 2003 and 2002, the book values of cash and cash equivalents, trade receivables, trade payables and interest rate swap agreements are considered representative of their respective fair values. The book value of the Company's debt instruments at December 31, 2003 was $202.0 million. The fair value of the debt instruments at December 31, 2003 was approximately $201.2 million estimated on a discounted cash flow basis using current obtainable rates for similar financing.

NOTE 21: CONTINGENT LIABILITIES

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

Severance and Other Related Benefits

The Company recently completed the sale of part of its business in Germany to a management-led buyout group. The Company will retain liability for severance and other related benefits estimated to be $3.0 million at December 31, 2003 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees' duration of employment with the buyout group.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden Inc. or one of its subsidiaries to guarantee the performance of either Belden Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at December 31, 2003 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $200.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $7.5 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at December 31, 2003 is $207.5 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

NOTE 22: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

Business Segment Information

YEAR ENDED DECEMBER 31, 2003                       ELECTRONICS       COMMUNICATIONS      OTHER       CONSOLIDATED
----------------------------                       -----------       --------------      -----       ------------
(IN THOUSANDS)
REVENUES TO THIRD PARTIES                           $ 553,743            $ 272,778     $      -       $ 826,521
INTERSEGMENT REVENUES                                   7,968                3,123      (11,091)              -
DEPRECIATION & AMORTIZATION                            21,054               14,449          262          35,765
OPERATING EARNINGS/(LOSS)                              32,163             (104,524)     (11,515)        (83,876)
ASSET IMPAIRMENT EXPENSE                                  352               92,400            -          92,752
INTEREST EXPENSE                                            -                    -       12,299          12,299
INCOME/(LOSS) BEFORE TAXES AND CECAP                   32,163             (104,524)     (23,814)        (96,175)
IDENTIFIABLE ASSETS                                   381,352              208,987       83,216         673,555
ACQUISITION OF PROPERTY, PLANT & EQUIPMENT              9,510                7,228            -          16,738
                                                    =========            =========     ========       =========

Year Ended December 31, 2002                       Electronics         Communications   Other        Consolidated
----------------------------                       -----------         --------------   -----        ------------
(in thousands)
Revenues to third parties                          $ 567,126             $ 246,222     $      -       $ 813,348
Intersegment revenues                                  9,937                 1,849      (11,786)              -
Depreciation & amortization                           25,847                13,538          266          39,651
Asset impairment expense                              17,512                15,207            -          32,719
Operating earnings/(loss)                             11,315                (6,857)     (10,506)         (6,048)
Interest expense                                           -                     -       13,730          13,730
Income/(loss) before taxes and CECAP                  11,315                (6,857)     (24,236)        (19,778)
Identifiable assets                                  410,997               309,353       23,189         743,539
Acquisition of property, plant &
    equipment                                         18,584                22,595(1)         7          41,186
                                                    =========            =========     ========       =========

(1) Includes $8,356 for acquired property, plant & equipment related to the NORCOM acquisition.

Year Ended December 31, 2001                       Electronics         Communications   Other        Consolidated
----------------------------                       -----------         --------------   -----        ------------
(in thousands)
Revenues to third parties                           $ 635,630            $ 332,739     $      -       $  968,369
Intersegment revenues                                   7,848               12,279      (20,127)               -
Depreciation & amortization                            27,142               12,884          266           40,292
Operating earnings/(loss)                              61,925                6,283       (7,952)          60,256
Interest expense                                            -                    -       18,585           18,585
Income/(loss) before taxes and CECAP                   63,125                6,283      (26,537)          42,871
Identifiable assets                                   422,355              285,718       14,617          722,690
Acquisition of property, plant &
    equipment                                          19,902               17,168            2           37,072
                                                    =========            =========     ========       ==========

Geographic Information

The following table identifies revenues by country based on the location of the customer and long-lived assets by country based on physical location.

                                        United                   United     Continental   Rest of
                                        States      Canada      Kingdom        Europe      World       Total
                                        ------      ------      -------        ------      -----       -----
(in thousands)
YEAR ENDED DECEMBER 31, 2003
   REVENUES                          $ 484,068    $ 84,603     $ 82,747     $ 102,637    $ 72,466     $ 826,521
   PERCENT OF TOTAL REVENUES                59%         10%          10%           12%          9%          100%
   LONG-LIVED ASSETS                 $ 212,597    $ 14,859     $ 28,800     $  67,372    $    536     $ 324,164

Year ended December 31, 2002
   Revenues                          $ 514,891    $ 54,480     $ 84,081     $  88,500    $ 71,396     $ 813,348
   Percent of total revenues                63%          7%          10%           11%          9%          100%
   Long-lived assets                 $ 314,573    $ 20,155     $ 27,982     $  63,617    $  3,463     $ 429,790

Year ended December 31, 2001
   Revenues                          $ 642,464    $ 40,315     $ 88,044     $ 116,298    $ 81,248     $ 968,369
   Percent of total revenues                66%          4%           9%           12%          9%          100%
   Long-lived assets                 $ 329,004    $ 12,106     $ 25,226     $  62,088    $ 10,736     $ 439,160
                                     =========    ========     ========     =========    ========     =========

NOTE 23: QUARTERLY OPERATING RESULTS (UNAUDITED)

2003 (BY QUARTER)                                           1               2               3              4
-----------------                                       --------        --------        ---------      ---------
(in thousands, except per share amounts)
REVENUES                                                $196,309        $214,052        $207,568     $208,592
GROSS PROFIT                                              27,032          29,717          30,029       27,577
OPERATING EARNINGS/(LOSS)                                   (166)          2,539           2,293      (88,542)(1)
NET INCOME/(LOSS)                                         (2,298)           (753)            833      (58,512)(1)

BASIC EARNINGS/(LOSS) PER SHARE                         $   (.09)       $   (.03)       $    .03     $  (2.32)(1)
DILUTED EARNINGS/(LOSS) PER SHARE                       $   (.09)       $   (.03)       $    .03     $  (2.32)(1)
                                                        ========        ========        ========     ========

(1)  Includes asset impairment expense totaling $92.4 million.

2002 (by quarter)                                          1               2               3              4
-----------------                                       --------        --------        ---------      ---------
(in thousands, except per share amounts)
Revenues                                                $207,075        $207,689        $199,514     $199,070
Gross profit                                              32,473          36,545          33,969       20,025
Operating earnings                                         5,581          10,383           7,257      (29,269)(1)
Net income                                                 1,169           4,696           2,762      (24,520)(1)

Basic earnings/(loss) per share                         $    .05        $    .19        $    .11     $   (.99)(1)
Diluted earnings/(loss) per share                       $    .05        $    .19        $    .11     $   (.99)(1)
                                                        ========        ========        ========     ========

(1)  Includes asset impairment expense totaling $32.7 million.

NOTE 24: SUBSEQUENT EVENT (UNAUDITED)

On February 4, 2004, the Company entered into an Agreement and Plan of Merger (the Merger) with Cable Design Technologies Corporation (CDT). If the Merger is consummated, the combined company will focus on products for the specialty electronics and data networking markets, including connectivity. Completion of the Merger is subject to various conditions including approval by stockholders of both companies and by certain domestic and international regulatory agencies. Under terms of the Merger, Belden common stockholders would receive 2 shares of CDT common stock (or 1 share of CDT common stock if a proposed reverse stock split of CDT common stock is effected prior to the Merger) for every 1 share of Belden common stock. If the proposed stock split of CDT common stock is effected prior to the Merger, the combined company would have approximately 46 million shares of common stock outstanding. The former CDT stockholders will own approximately 45% of the combined company and the former Belden stockholders will own approximately 55% of the combined company. Upon completion of the Merger, Belden will become a wholly-owned subsidiary of CDT. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders of the merged companies starting in the third calendar quarter of 2004. The Company anticipates the Merger will be completed during the second quarter of 2004 and accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and CDT deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden's owners as a group will retain or receive the larger portion of the voting rights in the combined entity and Belden's senior management will represent a majority of the senior management of the combined entity.

The following is a summary of selected unaudited balance sheet information of CDT as of its most recent reported quarter ended October 31, 2003:

(in thousands)
--------------
Current assets                                                                   $ 273,214
Total assets                                                                       509,109

Current liabilities, excluding debt                                                 73,527
Current maturities of long-term debt                                                 1,956
Long-term debt, excluding current maturities                                       112,337
Total liabilities                                                                  220,459
Stockholders' equity                                                               288,650
                                                                                 =========

The following is a summary of selected unaudited income statement information of CDT for the most recent reported twelve months ended October 31, 2003:

(in thousands)
--------------
Revenues                                                                           $ 494,270
Operating earnings before restructuring charges                                       19,602
Restructuring charges                                                                 (5,350)
Operating earnings                                                                    14,252
Net income                                                                             3,115
                                                                                   =========

Based on the net assets of CDT as of October 31, 2003, subject to changes of net assets through closing date and determination of the final cost of CDT and allocations of such cost, the aggregate fair values of net assets are expected to be in excess of the book values of net assets by approximately $150 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference to "Matters Being Submitted to a Vote of Belden Stockholders Only--Proposal No. 2, Election of Directors," as described in the Joint Proxy Statement. Information regarding executive officers is set forth in Part I herein under the heading "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to "Belden's Board Structure and Compensation--Director Compensation," "--Executive Compensation" and "Performance Graph," as described in the Joint Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to "Belden's Board Structure and Compensation--Executive Compensation--Equity Compensation Plan Information," "--Beneficial Ownership--Beneficial Ownership Table of Directors, Nominees and Executive Officers," "--Beneficial Ownership--Beneficial Ownership Table of Shareholders Owning more than Five Percent" and "Securities Authorized for Issuance under Equity Compensation Plans" as described in the Joint Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to "Belden's Board Structure and Compensation--The Audit Committee--Fees Paid to Ernst & Young," as described in the Joint Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     1.  FINANCIAL STATEMENTS

         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2003
              and December 31, 2002
         Consolidated Statements of Operations for Each of the Three Years
              in the Period Ended December 31, 2003
         Consolidated Cash Flow Statements for Each of the Three Years
              in the Period Ended December 31, 2003
         Consolidated Stockholders' Equity Statements for Each of the
              Three Years in the Period Ended December 31, 2003
         Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES

         II - Valuation and Qualifying Accounts

         All other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable.

     3. EXHIBITS The following exhibits are filed herewith or incorporated herein by reference. DOCUMENTS INDICATED BY AN ASTERISK (*) ARE FILED HEREWITH; DOCUMENTS INDICATED BY A DOUBLE ASTERISK IDENTIFY EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN. Documents not indicated by an asterisk are incorporated herein by reference to the document indicated. References to (i) the "Registration Statement" are to the Belden Inc. Registration Statement on Form S-1, File Number 33-66830, (ii) the "Form 10-Q" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, File Number 1-12280, (iii) the "Form 8-A" are to the Belden Inc. Registration Statement on Form 8-A filed with the Commission and effective on July 25, 1995, (iv) the "Form 8-A/A" are to the Form 8-A/A (Amendment No. 1) filed with the Commission on February 23, 2004, (v) the "Form 10-K 1995" are to the Belden Inc. Report on Form 10-K for 1995, File Number 1-12280, (vi) the "Form 10-K 1997" are to the Belden Inc. Report on Form 10-K for 1997, File Number 1-12280, (vii) the "Form 10-Q, First Quarter, 1998" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, File Number 1-12280, (viii) the "Form 10-K 1999" are to the Belden Inc. Report on Form 10-K for 1999, File Number 1-12280,
(ix) the "Form 10-Q, First Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000, File Number 1-12280,
(x) the "Form 10-Q, Second Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000, File Number 1-12280,
(xi) the "Form 10-Q, Third Quarter, 2000" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, File Number 1-12280, (xii) the "Form 8-K, July 1999" are to the Belden Inc. Report on Form 8-K, filed with the Commission on July 12, 1999, (xiii) the "2000 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. Long-Term Incentive Plan, File Number 333-51088, (xiv) the "Form 10-Q, Third Quarter, 2001" are to the Belden Inc. Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001, File Number 1-12280, (xv) the "2001 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden U.K. Employee Share Ownership

 Plan, File Number 333-75350, (xvi) the "Form 10-K 2001" are to the Belden Inc. Report on Form 10-K for 2001, File Number 1-12280, (xvii) the "Form 8-K, December 2002" are to the Belden Inc. Report on Form 8-K, filed with the Commission on December 23, 2002, (xviii) the "Form 10-K 2002" are to the Belden Inc. Report on Form 10-K for 2002, File Number 1-12280, (xix) the "July 2003 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. 2003 Long-Term Incentive Plan, File Number 333-107241, (xx) the "September 2003 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Inc. 2003 Employee Stock Purchase Plan, File Number 333-109219, (xxi) the "Form 8-K, October 2003" are to the Belden Inc. Report on Form 8-K, filed with the Commission on October 20, 2003, (xxii) the "December 2003 Form S-8" are to the Belden Inc. Registration Statement on Form S-8, filed in connection with the Belden Wire & Cable Company Retirement Savings Plan, File No. 333-111297 and (xxiii) the "Form 8-K, February 5, 2004" are to the Belden Inc. Report on Form 8-K, filed with the Commission on February 5, 2004.

EXHIBIT NO.                        DESCRIPTION
   2.1       Agreement and Plan of Merger, dated May 21, 1999, among Belden
             Inc., Ashes Merger Corp., Cable Systems Holding Company, Cable
             Systems Holding, LLC, Citicorp Venture Capital, Ltd. and the other
             Ultimate Owners (Exhibit 2 to Form 8-K, July 1999)

   2.2 Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp., and
             Belden Inc. (Exhibit 2.1 to Form 8-K, February 5, 2004)

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

   4.4       Amendment No. 1 to Rights Agreement, dated as of February 4, 2004
             (Exhibit 2 to Form 8-A/A)

   4.5 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Swanbird and Company, Mutual of Omaha
             Insurance Company, United of Omaha Life Insurance Company,
             Nationwide Mutual Insurance Company, State Farm Life Insurance
             Company, Principal Mutual Life Insurance Company, Nippon Life
             Insurance Company of America, and Cudd and Company (Exhibit 4.4 to
             Form 10-K 1997)

   4.6       First Amendment to Note Purchase Agreement listed above as Exhibit
             4.5, dated as of September 1, 1999 (Exhibit 4.5 to Form 10-K 1999)

   4.7       Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable
             Company and Cable Systems International Inc. (now Belden
             Communications Company) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as
             Exhibit 4.6 (Exhibit 4.6 to Form 10-K 1999)

   4.8 Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, Principal Life Insurance Company, Commercial Union Life Insurance
             Company of America, State Farm Life Insurance Company, State Farm
             Life and

             Accident Assurance Company, Allstate Life Insurance Company,
             Primerica Life Insurance Company, First Trenton Indemnity Company,
             United of Omaha Life Insurance Company, American United Life
             Insurance Company, The State Life Insurance Company, CIG and
             Company, Ameritas Variable Life Insurance Company, Ameritas Life
             Insurance Corporation, The Canada Life Assurance Company, Canada
             Life Insurance Company of America, Canada Life Insurance Company of
             New York, Modern Woodmen of America, Woodmen Accident and Life
             Company, Swanbird and Company, Mac and Company, Tral and Company,
             Emseg and Company, and Chimebridge and Company (Exhibit 4.7 to Form
             10-K 1999)

     4.9     Guaranty of Belden Wire & Cable Company and Cable Systems
             International Inc. (now Belden Communications Company) dated as of
             September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.8 (Exhibit 4.8 to Form 10-K 1999)

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

 ** 10.6 Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K.
             Reece, Peter J. Wickman, Cathy O. Staples and Kevin L. Bloomfield
             (Exhibit 10.1 to Form 10-Q, Third Quarter, 2001)

 ** 10.7     Change of Control Employment Agreement, dated as of April 15,
             2002, between Belden Inc. and D. Larrie Rose, and Change of Control
             Employment Agreement, dated as of May 13, 2002, between Belden Inc.
             and Robert W. Matz (Exhibit 10.5 to Form 8-K, December 2002)

 ** 10.8     Change of Control Employment Agreement, dated as of February 17,
             2003, between Belden Inc. and Stephen H. Johnson (Exhibit 10.10 to
             Form 10-K 2002)

 ** 10.9     Letter Agreement dated April 15, 2002 between Belden Inc. and
             Richard K. Reece (Exhibit 10.4 to Form 8-K, December 2002)

 **10.10     Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
             Belden Wire & Cable Company and Bankers Trust Company; Deutsche
             Bank A.G. is the successor to Bankers Trust Company (Exhibit 10.8 to Form 10-K 1997)

 **10.11     Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 2000
             Form S-8)

***10.12     Amendment to Belden Inc. Long-Term Incentive Plan

** 10.13     Belden Inc. 2003 Long-Term Incentive Plan (Exhibit 4.6 to July 2003
             Form S-8)

***10.14     Amendment to Belden Inc. 2003 Long-Term Incentive Plan

** 10.15     Belden Inc. Long-Term Cash Performance Plan (Exhibit 10.14 to Form
             10-K 2002)

***10.16     Belden Inc. Annual Cash Incentive Plan

   10.17     Belden Wire & Cable Company Retirement Savings Plan (Exhibit 10.16
             to Form 10-K 2002)

   10.18     Third Amendment to the Belden Wire & Cable Company Retirement
             Savings Plan (Exhibit 4.7 to December 2003 Form S-8)

** 10.19     Belden Inc. 2003 Employee Stock Purchase Plan (Exhibit 4.6 to
             September 2003 Form S-8)

   10.20     Belden U.K. Employee Share Ownership Plan (Exhibit 4.6 to 2001 Form
             S-8)

** 10.21     Belden Wire & Cable Company Supplemental Excess Defined Benefit
             Plan, as amended and restated as of January 1, 1998 (Exhibit 10.14 to Form 10-K 2001)

** 10.22     First Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Benefit Plan (Exhibit 10.15 to Form 10-K 2001)

** 10.23     Second Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Benefit Plan (Exhibit 10.21 to Form 10-K 2002)

** 10.24     Belden Wire & Cable Company Supplemental Excess Defined
             Contribution Plan, as amended and restated as of January 1, 1998
             (Exhibit 10.16 to Form 10-K 2001)

** 10.25     First Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Contribution Plan (Exhibit 10.17 to Form 10-K 2001)

** 10.26     Second Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Contribution Plan (Exhibit 10.24 to Form 10-K 2002)

** 10.27 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
             (Exhibit 10.10 to Form 10-Q)

** 10.28     Indemnification Agreements between Belden Inc. and each of
             Christopher I. Byrnes and Bernard G. Rethore dated as of November
             14, 1995 and February 27, 1997, respectively (Exhibit 10.15 to Form
             10-K 1997)

** 10.29     Indemnification Agreement, dated as of August 16, 1997, between
             Belden Inc. and Cathy O. Staples (Exhibit 10.2 to Form 10-Q, First
             Quarter, 1998)

** 10.30     Indemnification Agreements, dated as of May 4, 2000, between Belden
             Inc. and each of John M. Monter and Whitson Sadler (Exhibit 10.1 to
             Form 10-Q, First Quarter, 2000)

** 10.31     Indemnification Agreement, dated as of July 3, 2000, between Belden
             Inc. and Stephen H. Johnson (Exhibit 10.1 to Form 10-Q, Second
             Quarter, 2000)

** 10.32     Indemnification Agreement, dated as of August 17, 2000, between
             Belden Inc. and Arnold W. Donald (Exhibit 10.1 to Form 10-Q, Third
             Quarter, 2000)

** 10.33     Indemnification Agreement, dated as of May 15, 2002, between Belden
             Inc. and Robert W. Matz (Exhibit 10.6 to Form 8-K, December 2002)

   10.34     Credit and Security Agreement dated as of October 9, 2003, among
             Belden Inc., Belden Technologies, Inc., Belden Communications
             Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, Wachovia Bank, National Association, as Agent, and
             U.S. Bank National Association, as Syndication Agent. (Exhibit 5 to
             Form 8-K, October 2003)

   *21.1     List of Subsidiaries of Belden Inc.

   *23.1     Consent of Ernst & Young LLP

   *24.1     Powers of Attorney from Members of the Board of Directors of Belden
             Inc.

   *31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
             Officer

   *31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
             Officer

   *32.1     Section 1350 Certification of the Chief Executive Officer

   *32.2     Section 1350 Certification of the Chief Financial Officer

Copies of the above Exhibits are available to shareholders at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Belden Inc., Attention:  Secretary
                           7701 Forsyth Boulevard, Suite 800
                           St. Louis, Missouri 63105

(b) REPORTS ON FORM 8-K. On October 20, 2003, the Company filed a report on Form 8-K relating to Belden Inc., Belden Technologies, Inc., Belden Communications Company and Belden Wire & Cable Company entering into a Credit and Security Agreement with Wachovia Bank, National Association and others. On October 23, 2003, the Company furnished a report on Form 8-K relating to the announcement of the Company's financial results for the three-month period ended September 30, 2003.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS                      DEDUCTIONS
                                                                ---------                      ----------
                                                         CHARGED
                                                           TO
                                          BEGINNING     COSTS AND    DIVESTURES/     WRITE      CURRENCY      ENDING
(in thousands)                             BALANCE      EXPENSES    ACQUISITIONS      OFFS      MOVEMENT     BALANCE
--------------                             -------      --------    ------------      ----      --------     -------
Year Ended December 31, 2001

Allowance for doubtful accounts            $  6,672      $ 9,287     $    -         $   610        $   -    $ 15,349
                                           --------      -------     ------         -------        -----    --------

Inventory obsolescence and other
  reserves                                 $ 10,815      $ 5,928     $    -         $ 6,310        $   -    $ 10,433
                                           --------      -------     ------         -------        -----    --------
Year Ended December 31, 2002

Allowance for doubtful accounts            $ 15,349      $ 2,268     $    -         $14,140        $   -    $  3,477
                                           --------      -------     ------         -------        -----    --------
Inventory obsolescence and other
  reserves                                 $ 10,433      $ 9,545     $3,527         $ 4,995        $   -    $ 18,510
                                           --------      -------     ------         -------        -----    --------

YEAR ENDED DECEMBER 31, 2003

ALLOWANCE FOR DOUBTFUL ACCOUNTS            $  3,477      $ 1,167     $    -         $ 1,060        $   9    $  3,593
                                           --------      -------     ------         -------        -----    --------

INVENTORY OBSOLESCENCE AND OTHER
  RESERVES                                 $ 18,510      $ 6,719     $  757         $13,276        $ 659    $ 11,855
                                           ========      =======     ======         =======        =====    ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BELDEN INC.

                                         By /s/ C. BAKER CUNNINGHAM
                                            ------------------------------------
                                            C. Baker Cunningham
                                            Chairman of the Board, President,
Date: March 4, 2004                         Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ C. BAKER CUNNINGHAM    President, Chairman of the Board        March 4, 2004
-----------------------
C. Baker Cunningham        Chief Executive Officer and Director

/s/ RICHARD K. REECE       Vice President, Finance,                March 4, 2004
-----------------------
Richard K. Reece           and Chief Financial Officer
                           (Mr. Reece also is the Company's
                           Chief Accounting Officer)

/s/ LORNE D. BAIN*         Director                                March 4, 2004
-----------------------
Lorne D. Bain

/s/ JOHN M. MONTER*        Director                                March 4, 2004
-----------------------
John M. Monter

/s/ WHITSON SADLER*        Director                                March 4, 2004
-----------------------
Whitson Sadler

/s/ BERNARD G. RETHORE*    Director                                March 4, 2004
-----------------------
Bernard G. Rethore

/s/ ARNOLD W. DONALD*      Director                                March 4, 2004
-----------------------
Arnold W. Donald

/s/ CHRISTOPHER I. BYRNES* Director                                March 4, 2004
-----------------------
Christopher I. Byrnes

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

2.2 Agreement and Plan of Merger, dated as of February 4, 2004, by and among Cable Design Technologies Corporation, BC Merger Corp., and
             Belden Inc. (Exhibit 2.1 to Form 8-K, February 5, 2004)

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

4.4          Amendment No. 1 to Rights Agreement, dated as of February 4, 2004
             (Exhibit 2 to Form 8-A/A)

4.5 Note Purchase Agreement, dated as of August 1, 1997, providing for up to $200,000,000 aggregate principal amount of Senior Notes issuable in series, with an initial series of Senior Notes in the aggregate principal amount of $75,000,000, between Belden Inc. as issuer and, as purchasers, Swanbird and Company, Mutual of Omaha
             Insurance Company, United of Omaha Life Insurance Company,
             Nationwide Mutual Insurance Company, State Farm Life Insurance
             Company, Principal Mutual Life Insurance Company, Nippon Life
             Insurance Company of America, and Cudd and Company (Exhibit 4.4 to
             Form 10-K 1997)

4.6          First Amendment to Note Purchase Agreement listed above as Exhibit
             4.5, dated as of September 1, 1999 (Exhibit 4.5 to Form 10-K 1999)

4.7          Amended and Restated Series 1997-A Guaranty of Belden Wire & Cable
             Company and Cable Systems International Inc. (now Belden
             Communications Company) dated as of September 1, 1999, pertaining to the First Amendment to Note Purchase Agreement listed above as
             Exhibit 4.6 (Exhibit 4.6 to Form 10-K 1999)

4.8 Note Purchase Agreement, dated as of September 1, 1999, providing for $125,000,000 aggregate principal amount of Senior Notes issuable in series, with three series of Senior Notes in the principal amounts of $64,000,000, $44,000,000, and $17,000,000, respectively, between Belden Inc. as issuer and, as purchasers, Principal Life Insurance Company, Commercial Union Life Insurance
             Company of America, State Farm Life Insurance Company, State Farm
             Life and Accident Assurance Company, Allstate Life Insurance
             Company, Primerica Life Insurance Company, First Trenton Indemnity
             Company, United of Omaha Life Insurance Company, American United
             Life Insurance Company, The State Life Insurance Company, CIG and
             Company, Ameritas Variable Life Insurance Company, Ameritas Life
             Insurance Corporation, The Canada Life Assurance Company, Canada
             Life Insurance Company of America, Canada Life Insurance Company of
             New York, Modern Woodmen of America, Woodmen Accident and Life
             Company, Swanbird and Company, Mac and Company, Tral and Company,
             Emseg and Company, and Chimebridge and Company (Exhibit 4.7 to Form
             10-K 1999)

     4.9     Guaranty of Belden Wire & Cable Company and Cable Systems
             International Inc. (now Belden Communications Company) dated as of
             September 1, 1999, pertaining to the Note Purchase Agreement listed above as Exhibit 4.8 (Exhibit 4.8 to Form 10-K 1999)

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

 ** 10.6 Change of Control Employment Agreements, dated as of July 31, 2001, between Belden Inc. and each of C. Baker Cunningham, Richard K.
             Reece, Peter J. Wickman, Cathy O. Staples and Kevin L. Bloomfield
             (Exhibit 10.1 to Form 10-Q, Third Quarter, 2001)

  **10.7 Change of Control Employment Agreement, dated as of April 15, 2002, between Belden Inc. and D. Larrie Rose, and Change of Control
             Employment Agreement, dated as of May 13, 2002, between Belden Inc.
             and Robert W. Matz (Exhibit 10.5 to Form 8-K, December 2002)

 ** 10.8     Change of Control Employment Agreement, dated as of February 17,
             2003, between Belden Inc. and Stephen H. Johnson (Exhibit 10.10 to
             Form 10-K 2002)

  **10.9     Letter Agreement dated April 15, 2002 between Belden Inc. and
             Richard K. Reece (Exhibit 10.4 to Form 8-K, December 2002)

 **10.10     Trust Agreement ("Rabbi Trust"), dated January 1, 1998, between
             Belden Wire & Cable Company and Bankers Trust Company; Deutsche
             Bank A.G. is the successor to Bankers Trust Company (Exhibit 10.8 to Form 10-K 1997)

 **10.11     Belden Inc. Long-Term Incentive Plan (Exhibit 4.6 to 2000 Form S-8)

***10.12     Amendment to Belden Inc. Long-Term Incentive Plan

 **10.13     Belden Inc. 2003 Long-Term Incentive Plan (Exhibit 4.6 to July 2003
             Form S-8)

***10.14     Amendment to Belden Inc. 2003 Long-Term Incentive Plan

 **10.15     Belden Inc. Long-Term Cash Performance Plan (Exhibit 10.14 to Form
             10-K 2002)

***10.16     Belden Inc. Annual Cash Incentive Plan

   10.17     Belden Wire & Cable Company Retirement Savings Plan (Exhibit 10.16
             to Form 10-K 2002)

   10.18     Third Amendment to the Belden Wire & Cable Company Retirement
             Savings Plan (Exhibit 4.7 to December 2003 Form S-8)

 **10.19     Belden Inc. 2003 Employee Stock Purchase Plan (Exhibit 4.6 to
             September 2003 Form S-8)

   10.20     Belden U.K. Employee Share Ownership Plan (Exhibit 4.6 to 2001 Form
             S-8)

 **10.21     Belden Wire & Cable Company Supplemental Excess Defined Benefit
             Plan, as amended and restated as of January 1, 1998 (Exhibit 10.14 to Form 10-K 2001)

 **10.22     First Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Benefit Plan (Exhibit 10.15 to Form 10-K 2001)

 **10.23     Second Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Benefit Plan (Exhibit 10.21 to Form 10-K 2002)

 **10.24     Belden Wire & Cable Company Supplemental Excess Defined
             Contribution Plan, as amended and restated as of January 1, 1998
             (Exhibit 10.16 to Form 10-K 2001)

 **10.25     First Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Contribution Plan (Exhibit 10.17 to Form 10-K 2001)

 **10.26     Second Amendment to Belden Wire & Cable Company Supplemental Excess
             Defined Contribution Plan (Exhibit 10.24 to Form 10-K 2002)

 **10.27 Indemnification Agreements entered into between Belden Inc. and each of its directors and executive officers as of October 6, 1993
             (Exhibit 10.10 to Form 10-Q)

 **10.28     Indemnification Agreements between Belden Inc. and each of
             Christopher I. Byrnes and Bernard G. Rethore dated as of November
             14, 1995 and February 27, 1997, respectively (Exhibit 10.15 to Form
             10-K 1997)

 **10.29     Indemnification Agreement, dated as of August 16, 1997, between
             Belden Inc. and Cathy O. Staples (Exhibit 10.2 to Form 10-Q, First
             Quarter, 1998)

 **10.30     Indemnification Agreements, dated as of May 4, 2000, between Belden
             Inc. and each of John M. Monter and Whitson Sadler (Exhibit 10.1 to
             Form 10-Q, First Quarter, 2000)

 **10.31     Indemnification Agreement, dated as of July 3, 2000, between Belden
             Inc. and Stephen H. Johnson (Exhibit 10.1 to Form 10-Q, Second
             Quarter, 2000)

 **10.32     Indemnification Agreement, dated as of August 17, 2000, between
             Belden Inc. and Arnold W. Donald (Exhibit 10.1 to Form 10-Q, Third
             Quarter, 2000)

 **10.33     Indemnification Agreement, dated as of May 15, 2002, between
             Belden Inc. and Robert W. Matz (Exhibit 10.6 to Form 8-K, December
             2002)

   10.34     Credit and Security Agreement dated as of October 9, 2003, among
             Belden Inc., Belden Technologies, Inc., Belden Communications
             Company, and Belden Wire & Cable Company, as Borrowers, the Lenders listed therein, Wachovia Bank, National Association, as Agent, and
             U.S. Bank National Association, as Syndication Agent. (Exhibit 5 to
             Form 8-K, October 2003)

*   21.1     List of Subsidiaries of Belden Inc.

*   23.1     Consent of Ernst & Young LLP

*   24.1     Powers of Attorney from Members of the Board of Directors of Belden
             Inc.

*   31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
             Officer

*   31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
             Officer

*   32.1     Section 1350 Certification of the Chief Executive Officer

*   32.2     Section 1350 Certification of the Chief Financial Officer