Form 10-K/A
period 2003-12-31
BELDEN INC
filed 2004-04-28
CIK 910134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 1-12280

BELDEN INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0412617 (IRS Employer Identification No.)

7701 Forsyth Boulevard
Suite 800
St. Louis, Missouri 63105
(Address of Principal Executive Offices and Zip Code)
(314) 854-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $.01 par value	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Act). Yes  X  No

At June 30, 2003, the aggregate market value of Common Stock held by non-affiliates was $396,950,934 based on the closing price ($15.89) of such stock on such date.

There were 25,783,350 shares of Common Stock outstanding on March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K
Item No.	Name of Item	Page
Part III
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	18
Item 14.	Principal Accountant Fees and Services	20
Part IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22
	Signatures
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer
Certification of the Cheif Financial Officer

EXPLANATORY NOTE

Certain information required by Part III was to be incorporated by reference to the definitive joint proxy statement/prospectus for the Company’s annual meeting of stockholders (the “Joint Proxy Statement”). The Company’s definitive Joint Proxy Statement will not be filed with the Commission within 120 days of the end of the fiscal year ended December 31, 2003. Part III, Items 10 through 12 and Item 14, are hereby amended by this amendment to the Company’s Annual Report on Form 10-K. This filing makes no other changes.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Director	Audit		Compensation		Governance and Nominating
Christopher I. Byrnes			X	*	X
Whitson Sadler			X		X	*
John M. Monter			X		X
Bernard G. Rethore	X	*			X
Lorne D. Bain	X				X
Arnold W. Donald	X				X
C. Baker Cunningham
Number of Meetings in 2003	8		4		3

               X — Committee member, * — Chair

     Class II Directors: Term Expiring in 2007

               Lorne D. Bain, 62, has been a director of Belden since 1993. Until September 2000, he served as Chairman, President and Chief Executive Officer of WorldOil.com, a trade publication and Internet-based business serving the oilfield services industry. From 1997 to February 2000, he was Managing Director of Bellmeade Capital Partners, L.L.C., a venture capital firm. From 1991 to 1996, he was Chairman and Chief Executive Officer of Sanifill, Inc., an environmental services company. Mr. Bain received a B.B.A. degree from St. Edwards University, a Juris Doctor degree from the University of Texas School of Law and completed Harvard Business School’s Advanced Management Program.

               Bernard G. Rethore, 62, has been a director of Belden since 1997. In 1995 he became Director, President and Chief Executive Officer of BW/IP, Inc., a supplier of fluid transfer equipment, systems and services, and was elected its Chairman in 1997. In July 1997, Mr. Rethore became Chairman and Chief Executive Officer of Flowserve Corporation, which was formed by the merger of BW/IP, Inc. and Durco International, Inc. In 2000 he retired as an executive officer and director and was named Chairman of the Board Emeritus. From 1989 to 1995, Mr. Rethore was Senior Vice President of Phelps Dodge Corporation and President of Phelps Dodge Industries. Mr. Rethore is a director of Maytag Corporation, Amcast Industrial Corporation, Dover Corporation and Walter Industries, Inc. He received a

B.A. degree in economics (Honors) from Yale University and an M.B.A. degree from the Wharton School of the University of Pennsylvania.

               Arnold W. Donald, 49, has been a director of Belden since 2000. He is Chairman of Merisant Company. He joined the Monsanto Company in St. Louis in 1977, holding various positions over the next twenty-three years, including President of Monsanto’s Nutrition and Consumer sectors and Senior Vice President of the parent company. In March 2000, he became Chairman and CEO of Merisant, a newly-formed company which markets global sweeteners under the brands Equal® and Canderel®. Mr. Donald is a director of Crown Cork & Seal Co. Inc., Scotts Company and Carnival Corporation. He received a B.A. degree in Economics from Carleton College, a B.S. degree in Mechanical Engineering from Washington University in St. Louis, and a M.B.A. in Finance from the University of Chicago Graduate School of Business. He is a director of Crown Cork & Seal Co. Inc., The Scotts Company, Oil-Dri Corporation, Carnival Corporation and The Laclede Group.

     Class III Director: Term Expiring in 2005

               C. Baker Cunningham, 62, has been Chairman, President and Chief Executive Officer of Belden since its incorporation in July 1993. From February 1982 until July 1993, he was an Executive Vice President, Operations, of Cooper Industries, Inc., a manufacturer of electrical equipment and tools and hardware and the former parent corporation of Belden. Mr. Cunningham has a B.S. degree in civil engineering from Washington University, an M.S. degree in civil engineering from Georgia Institute of Technology and an M.B.A. from Harvard Business School. He is a director of Cooper Cameron Corporation.

     Class I Directors: Term Expiring in 2006

               Christopher I. Byrnes, 54, has been a director of Belden since 1995. He has been Dean of the School of Engineering and Applied Science of Washington University since 1991. He has served on the engineering faculty at Arizona State, Harvard, and the Royal Institute of Technology in Stockholm. He has held visiting appointments in Austria, France, Germany, Italy, Japan, The Netherlands, Sweden and the former Soviet Union. Dr. Byrnes was elected a Fellow of the Institute of Electrical and Electronics Engineers and of the Japan Society for the Promotion of Science. Dr. Byrnes received a B.S. degree in mathematics from Manhattan College and M.S. and Ph.D. degrees in mathematics from the University of Massachusetts. In 1998, he received an Honorary Doctor of Technology from the Royal Institute of Technology in Stockholm.

               John M. Monter – 56, has been a director of Belden since 2000. Since 1996, he has been President and Chief Executive Officer of Brand Services, Inc. (“Brand”), and since 2001, he has been Chairman of the Board of Directors of Brand and Chairman of its parent company, DLJ Brand Holdings. Brand is a supplier of scaffolding and specialty industrial services. From 1993 to 1996, he was President of the Bussmann Division of

Cooper Industries, Inc. Bussmann manufactures electrical and electronic fuses. He is a director of Hyco International. Mr. Monter received a B.S. degree in journalism from Kent State University and an M.B.A. degree from the University of Chicago.

               Whitson Sadler, 63, has been a director of Belden since 2000. Since January 2002, he has been a member of the supervisory board of Solvay S.A. (“Solvay”). Solvay, headquartered in Brussels, produces chemicals, plastics, and pharmaceuticals. From 1978 to December 31, 2001, he was President and Chief Executive Officer of Solvay America, Inc., an affiliate of Solvay. Prior to joining Solvay, Mr. Sadler was a General Partner of Lazard Frères & Company. Mr. Sadler received a B.A. degree in economics from the University of the South and a M.B.A. degree from Harvard Business School.

Committees of the Registrant’s Board of Directors

               Belden’s board has seven members and three committees: Audit, Compensation, and Governance and Nominating. During 2003, Belden’s board had four regular meetings and two special meetings. All directors attended 75% or more of the meetings of Belden’s board and of Belden’s board committees on which they served.

               Belden’s board has determined that each of Messrs. Bain, Byrnes, Donald, Monter, Rethore and Sadler does not have a material relationship with Belden and each is independent as defined under the general listing standards of the NYSE. In making these determinations, Belden’s board used the following guidelines: A director would not be independent if, within the past three years, (i) the director was employed by Belden; (ii) an immediate family member of the director was employed by Belden as an executive officer, (iii) the director was employed by or affiliated with Belden’s independent auditors (Ernst & Young and KPMG); (iv) an immediate family member of the director was employed by Belden’s auditors as a partner, principal or manager; (v) one of Belden’s executive officers was on the board of directors of a company which employed the director, or which employed an immediate family member of the director, as an executive officer; or (vi) the director was an executive officer or employee (or whose immediate family member was an executive officer) of a company that does business with Belden and the annual sales to, or purchases from, Belden exceed the greater of $1 million or 2% of the other company’s revenues.

               In 1993, Belden adopted a written conflict of interest and ethical conduct policy that applies to all directors, officers (including its chief executive officer, chief financial officer and controller) and employees. Copies of the policy, along with Belden’s written corporate governance guidelines and charters for its three board committees, may be obtained at its web site at www.belden.com or by making a written request to the Corporate Secretary at Belden Inc., 7701 Forsyth Boulevard, Suite 800, St. Louis, MO 63105.

     The Audit Committee

               The Audit Committee, composed of independent, non-employee directors, met eight times in 2003, four meetings were telephonic. The Committee operates under a written charter approved by Belden’s board, which is attached as Annex E to this joint proxy statement/prospectus. The Committee assists Belden’s board in overseeing Belden’s corporate accounting and reporting practices by: meeting with the its financial management and auditors (Ernst & Young LLP) to review the financial statements, quarterly earnings releases and financial data of Belden; reviewing and selecting the independent auditors who will audit Belden’s financial statements; reviewing the selection of the internal auditors (KPMG LLP) who provide internal audit services; reviewing the scope, procedures and results of Belden audits; and evaluating Belden’s key financial and accounting personnel. Belden’s board has determined that each of Messrs. Rethore, Bain and Donald is an Audit Committee Financial Expert as defined in the rules pursuant to the Sarbanes-Oxley Act of 2002.

               Belden has selected Ernst & Young to be its independent financial auditors for fiscal year 2004.

     Audit Committee Report

               The Audit Committee assists Belden’s board of Directors in its general oversight of Belden’s financial reporting process. Management is responsible for the preparation and presentation of Belden’s financial statements. Ernst & Young LLP, Belden’s independent auditor for 2003, is responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of Belden’s audited financial statements with generally accepted accounting principles. The Committee reviews the Audit Committee charter annually. Belden’s board has reviewed the NYSE listing standards of the definition of independence for audit committee members and has determined that each member of the Committee meets the standard.

               The Committee has reviewed and discussed the audited financial statements of Belden for the year 2003 with Belden’s management and has discussed with Ernst & Young the matters that are required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380), as may be modified or supplemented.

               Ernst & Young has provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and the Committee has discussed with Ernst & Young their independence. The Committee has concluded that Ernst & Young’s provision of non-audit services to Belden and its subsidiaries is compatible with Ernst & Young’s independence.

               Based on these reviews and discussions, the Committee recommended to the board of directors that the audited financial statements be included in Belden’s Annual Report on Form 10-K for 2003.

               Bernard G. Rethore (Chair), Lorne D. Bain, Arnold W. Donald

     Compensation Committee

               The Compensation Committee, composed of independent, non-employee directors, met four times in 2003. The Committee determines, approves and reports to Belden’s board on all elements of compensation for Belden’s elected officers. The Committee also assists Belden in developing compensation and benefit strategies to attract, develop and retain qualified employees. The Committee operates under a written charter approved by Belden’s board.

     Governance and Nominating Committee

               In November 2002, Belden’s board established the Governance and Nominating Committee. Belden’s board has determined that each member meets the independence requirements of the NYSE listing standards. The Committee met three times in 2003.

               The Governance and Nominating Committee is governed by a charter, a current copy of which is available on our corporate website at www.belden.com under the heading “Corporate Governance.” A copy of the charter is also available in print to stockholders upon request, addressed to the Corporate Secretary at 7701 Forsyth Boulevard, Suite 800, St. Louis, Missouri 63105.

               The Committee’s responsibilities with respect to its governance function include considering matters of corporate governance and reviewing and revising Belden’s corporate governance guidelines, code of conduct and conflict of interest policy. The Committee Chair, Mr. Sadler, presides over all non-management executive sessions of Belden’s board.

               The Governance and Nominating Committee identifies, evaluates and recommends nominees for Belden’s board for each annual meeting; evaluates the composition, organization, and governance of Belden’s board and its committees; and develops and recommends corporate governance principles and policies applicable to Belden.

               The Governance and Nominating Committee will consider nominees recommended by stockholders if such nominations are submitted to Belden prior to the deadline for proposals to be included in future proxy statements as noted below under the caption “Future Stockholder Proposals-Belden.” To have a candidate considered by the Committee, a stockholder must submit the recommendation in writing and must include the following information:

•	The name of the stockholder and evidence of the person’s ownership of Belden stock, including the number of shares owned and the length of time of ownership; and

•	The name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of Belden and the person’s consent to be named as a director if selected by the Committee and nominated by Belden’s board.

               In considering candidates submitted by stockholders, the Committee will take into consideration the needs of Belden’s board and the qualifications of the candidate. The Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. The Committee believes that the minimum qualifications for serving as a director of Belden are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to Belden’s board’s oversight of the business and affairs of Belden and have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. In addition, the Committee examines a candidate’s specific experiences and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and Belden. The Committee also seeks to have Belden’s board represent a diversity of backgrounds and experience.

               The Committee identifies potential nominees by asking current directors and executive officers to notify the Committee if they become aware of persons, meeting the criteria described above, who have had a change in circumstances that might make them available to serve on Belden’s board. The Committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the Committee will also consider candidates recommended by stockholders.

               Once a person has been identified by the Committee as a potential candidate, the Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Committee determines that the candidate warrants further consideration, the Chairman or another member of the Committee contacts the person. Generally, if the person expresses a willingness to be considered and to serve on Belden’s board, the Committee requests information from the candidate, reviews the person’s accomplishments and qualifications, including in light of any other candidates that the Committee might be considering, and conducts one or more interviews with the candidate. In certain instances, Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder, although, as stated above, Belden’s board may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

               If Belden timely received a recommendation from a stockholder owning more than 5% of Belden’s voting stock for at least one year, and the stockholder and candidate provided timely written consent and otherwise complied with the requirements for submitting director recommendations to Belden, Belden will identify the candidate and recommending stockholder and disclose whether the Committee chose to nominate the candidate.

     Communications with Directors

               Belden’s board has established a process to receive communications from stockholders and other interested parties. Stockholders and other interested parties may contact any member (or all members) of Belden’s board (including Whitson Sadler, the Chair of the Governance and Nominating Committee and presiding director for non-management director meetings), any board committee or any chair of any such committee by mail, Belden’s hotline or electronically. To communicate with Belden’s board of directors, any individual directors or any group or committee of directors, correspondence should be addressed to Belden’s board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Corporate Secretary” at 7701 Forsyth, Suite 800, St. Louis, MO 63105. To communicate with any of our directors electronically or through Belden’s hotline, stockholders should go to our corporate website at www.belden.com. Under the headings “Corporate Governance,” you will find Belden’s hotline number (with access codes when dialing outside the U.S.) and an e-mail address that may be used for writing an electronic message to Belden’s board, any individual directors, or any group or committee of directors. Please follow the instructions on our website in order to send your message.

               All communications received as set forth in the preceding paragraph will be opened by (or in the case of the hotline, initially reviewed by) the office of our corporate ombudsman for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee. In the case of communications to Belden’s board or any group or committee of directors, the corporate ombudsman’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

               In addition, it is Belden policy that each of our directors attend the Annual Meeting. All of our directors were in attendance at the 2003 Annual Meeting.

               Information regarding executive officers is set forth in Part I herein under the heading “Executive Officers.”

Item 11. Executive Compensation

     Executive Compensation Report of the Compensation Committee

               The compensation program for Belden executive officers is designed to motivate performance so individual and company objectives are aligned and achieved. The main compensation objective for executive officers is to enhance shareholder value over the long term. The Committee strives to achieve this goal by providing competitive base salaries to attract, motivate and retain employees; an annual cash bonus that gives management cash incentives for achievement of pre-determined performance targets; and long-term compensation awards so management’s interest is aligned with that of other shareholders.

               The Committee approves individual officer salaries, bonuses, and awards under Belden’s long-term incentive plans. For other employees, the Committee reviews guidelines for compensation and approves bonuses and any awards under Belden’s long-term plans.

               Pursuant to Belden policies, salaries are adjusted based on competitive conditions and past individual performance. To gauge competitive conditions, salaries are structured so the midpoint salary range for an employee is at the 50th percentile of salaries paid by companies in a broad-based industrial companies survey.

               Management is eligible to receive an annual incentive cash bonus of up to 100% of his or her base salary based on the achievement of predetermined performance criteria. At the target level, participant may receive a bonus of 50% of base salary, and at the maximum level a bonus of 100% of base salary. The criteria for Mr. Cunningham are based solely on working capital (33%) and earnings per share (67%). For officers other than Mr. Cunningham, an individual performance element is included with the weight assigned to each as follows: 53% earnings per share; 27% working capital; and 20% individual performance.

               The Committee establishes the performance goals for the bonus program at the beginning of the year of performance. Belden’s overall financial performance determines the size of the bonus pool to be distributed to the executives participating in the program. For the year 2003, Belden exceeded its target working capital goal (measured as a percent of revenues) but did not reach the minimum threshold level for its earnings per share goal. Target working capital was 20.6%; actual working capital was 19.7%. Based on these performance measures, Mr. Cunningham received a cash bonus of $350,000.

               Belden’s long-term incentive plan authorizes the Committee to grant officers and key management various awards intended to promote success by aligning employee financial interests with long-term shareholder value. Awards that may be granted under the plan include stock options and restricted shares. Last year, the Committee made awards of restricted shares or stock options (or both) to key management, including officers. Consistent with the purpose of the plan, the options were issued at market value on the grant date. They vest over three years and expire in ten years. The restricted shares cannot be transferred or disposed of for three years and the holder forfeits his shares if he leaves Belden before expiration of the three-year vesting period. All dividends accrued on the restricted shares are accumulated and become payable only upon vesting. The size of individual grants of options and restricted shares was based on various factors primarily relating to the responsibilities of the individual officer, and the recipient’s expected future contributions and prior grants.

               The compensation policies noted above apply equally to the compensation of Mr. Cunningham; the Committee is responsible for determining his salary, any cash bonus, or any award under Belden’s long-term incentive plans.

               In 2003, based on the recommendations of its compensation consultant, the Committee decided to change the long-term award mix of restricted stock and stock options to include a cash component. Compared to the previous mix of 52% options and 48% restricted shares, now the mix of long-term awards is a mix of 25% options, 25% restricted shares and 50% cash. To implement these changes, last year, Belden adopted a cash long-term performance plan having performance cycles of four years (with new cycles beginning each year). Performance measures are based on the average annual growth rate of EBITDA (compared with the Dow Jones Electrical Equipment Index), assuming a Return on Invested Capital payout threshold (using same index) is met. Starting in 2007, cash awards could be made under this plan if the performance criteria are met.

               Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to the executive officers named in the compensation table. Although the Committee considers this provision when reviewing executive compensation, the Committee uses sound business judgment to determine whether specific compensation programs are appropriate, even if certain elements may not meet the performance criteria under the tax code provision.

               Christopher I. Byrnes (Chair), Whitson Sadler, John M. Monter

     Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
				Restricted	Securities	All Other
Name & Principal		Salary(1)	Bonus(2)	Stock Awards (3)	Underlying	Compensation(5)
Position	Year	($)	($)	($)	Options(4)	($)
C. Baker Cunningham	2003	606,667	350,000	337,500	50,000	39,558
Chairman, President	2002	587,499	0	421,800	40,000	37,543
and CEO	2001	570,833	0	454,750	50,000	47,514
Richard K. Reece	2003	320,000	136,000	121,500	15,000	39,961
VP, Finance, CFO	2002	309,999	0	189,810	18,000	153,646
	2001	297,499	0	160,500	18,000	17,437
Peter J. Wickman	2003	319,167	131,000	121,500	15,000	14,362
VP, Operations and	2002	309,999	0	189,810	18,000	13,200
President, Belden	2001	297,499	0	160,500	18,000	18,112
Electronics
D. Larrie Rose	2003	248,333	115,000	81,000	10,000	85,278
VP, Operations and	2002	231,941	0	126,540	12,000	88,811
President, Belden	2001	202,833	0	80,250	8,000	7,875
Holdings, Inc
Kevin L. Bloomfield	2003	250,000	105,000	94,500	12,000	11,250
VP, Secretary,	2002	240,000	0	105,450	10,000	10,550
General Counsel	2001	227,500	0	80,250	8,000	13,387

(1) Salaries are amounts actually received, plus any amounts earned but deferred. The aggregated amount of perquisites and other personal benefits for any named executive does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any such named executive and, therefore, such items have been excluded.

(2) Determined by the Compensation Committee at its first meeting held after the end of the fiscal year in which the compensation was earned.

(3) With respect to the 2001 grants, the figures in this column reflect the closing price of Belden shares ($26.75 per share) on the grant date of awards of restricted stock (February 14, 2001). With respect to the 2002 grants, the figures in this column reflect the closing price of Belden shares ($21.09 per share) on February 15, 2002, the effective grant date price. With respect to the 2003 grants, the figures in this column reflect the closing price of Belden shares ($13.50 per share) on February 18, 2003, the effective grant date price. All restricted stock awards are subject to forfeiture in the event the individual does not remain employed by Belden for three years after the grant date. The following chart shows the value of such shares as of the end of 2003 (i.e. at $21.09 per share, the closing price of Belden shares on December 31, 2003).

	2001	2002	2003
	Grant	Grant	Grant
C. Baker Cunningham	$358,530	$421,800	$527,250
Richard K. Reece	126,540	189,810	189,810
Peter J. Wickman	126,540	189,810	189,810
D. Larrie Rose	63,270	126,540	126,540
Kevin L. Bloomfield	63,270	105,450	147,630

Dividends on restricted stock accumulate and become payable after the three-year vesting period. The dividend rate on the shares of restricted stock is the dividend rate payable on all outstanding shares of Belden common stock.

(4) Options granted under the Incentive Plan. The exercise of one-third of the shares is permitted on the first, second, and third anniversaries of the grant dates. The exercise price for the 2001 options was $26.38; the exercise price for the 2002 options was $20.865; and the exercise price for the 2003 options was $13.30 (except the exercise price was $12.445 for the options granted to Mr. Cunningham). In each instance, the exercise price equaled the average of the high and the low of Belden shares on the effective grant date.

(5) For each named officer, amounts include Belden contributions and allocations in Belden-sponsored defined contribution plans and other plans. For Mr. Reece, this column also includes for 2002 reimbursements related to relocation totaling $63,356 and incentive compensation of $80,000 which he received in connection with his returning as Belden’s Vice President, Finance and Chief Financial Officer. For Mr. Reece, this column also includes for 2003 reimbursements related to relocation totaling $24,561. For Mr. Rose, this column also includes for 2002 and 2003 payments related to foreign cost-of-living differentials totaling $80,651 and $63,868 respectively.

     Options/SARs Grants in Last Fiscal Year

Individual Grants
		Percent of
		Total
	Number of	Options/SARs			Potential Realizable Value
	Securities	Granted to			At Assumed Annual Rates of
	Underlying	Employees in	Exercise		Stock Price Appreciation for
	Options/SARs	Fiscal Year	Price		Option Term (1)
Name	Granted(#)(2)	(%)	($/Sh)(3)	Expiration Date	5%($)	10%($)
C. Baker Cunningham	50,000	24.2	12.445	2013	391,330	991,706
Richard K. Reece	15,000	7.2	13.30	2013	125,464	317,952
Peter J. Wickman	15,000	7.2	13.30	2013	125,464	317,952
D. Larrie Rose	10,000	4.8	13.30	2013	83,643	211,968
Kevin L. Bloomfield	12,000	5.8	13.30	2013	100,372	254,361

(1) Belden elected to use “Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term”. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the stock price of Belden.

(2) Grants of stock options in 2003 awarded under the Incentive Plan. Exercises of one-third of the shares are permitted on the first, second, and third anniversaries of the grant date. All options vest upon a change-in-control.

(3) The purchase price of shares subject to an option is the average of the high and the low of Belden shares on February 18, 2003, the effective grant date price (except for Mr. Cunningham’s grant date which is March 5, 2003).

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

				Value of Unexercised
				In-The-Money
			Number of Securities Underlying	Options at Fiscal Year
			Unexercised Options at Fiscal Year-	End ($)
	Shares Acquired on		End (#) (Exercisable/	(Exercisable/
Name	Exercise (#)	Value Realized ($)	Unexercisable) (1)	Unexercisable) (2)
C. Baker Cunningham	0	0	451,667/73,333	$126,300/433,750
Richard K. Reece	0	0	138,000/33,000	$32,175/119,550
Peter J. Wickman	0	0	138,000/33,000	$32,175/119,550
D. Larrie Rose	0	0	58,333/20,667	$54,833/79,700
Kevin L. Bloomfield	0	0	91,999/18,001	$27,187/94,230

(1) For each named executive officer, the table reflects option grants on February 28, 1996, at an exercise price of $30.75 per share; on February 20, 1998, at an exercise price of $39.53125 per share; on February 16, 2000, at an exercise price of $21.75 per share; on February 14, 2001, at an exercise price of $26.38 per share; and on February 15, 2002, at an exercise price of $20.865. For Messrs. Reece and Wickman, the table reflects option grants on February 26, 1997, at an exercise price of $35.1875 per share. For Mr. Rose, the table reflects an option grant on November 4, 1998, at an exercise price of $16.9375 per share. For Messrs. Cunningham, Reece, Wickman and Bloomfield, the table reflects option grants on January 5, 1999, at an exercise price of 20.0625 per share. For Messrs. Reece, Wickman, Rose and Bloomfield, the table reflects option grants on February 18, 2003, at an exercise price of $13.30 per share. For Mr. Cunningham, the table reflects an option grant on March 5, 2003, at an exercise price of $12.445 per share. For each grant, the exercise price was the average of the high and the low of Belden shares on the effective date of the grant. Options become exercisable as to one-third of such options on each of the first three anniversaries of the date of grant and will expire ten years after the date of grant.

(2) “Value” represents the excess (if any) of the closing price of the common stock on the NYSE on December 31,2003 ($21.09) over the exercise price of such option.

     Certain Change in Control Arrangements and Other Matters

               Belden maintains a “grantor trust” under Section 671 of the Code to provide certain participants in designated compensation and supplemental retirement plans with greater assurance that the benefits and payments to which those participants are entitled under those plans will be paid. Prior to a “change of control” of Belden (as defined in the trust agreement), Belden has the discretion to make contributions to the trust. After a change in control of Belden, it must transfer to the trust the amount of the benefits participants have earned through the date of the change in control and thereafter continue to fund the trust as benefits accrue. The amount held in trust at December 31, 2003 was de minimis. The assets of the trust are subject to claims of the creditors of Belden in the event it becomes “insolvent” as defined in the trust agreement. The consummation of the merger will not constitute a change of control under the trust agreement.

               Belden has entered into amended and restated change of control agreements with the named officers in the Summary Compensation Table (the “change of control agreements”). The change of control agreements provide for, among other things, certain payments and benefits in the event of a “qualifying termination” of employment (i.e., a termination of employment by the executive officer for “good reason” or a termination of employment by Belden without “cause,” each as defined in the change of control agreements) within three years following a change in control. In the event of a qualifying termination, the executive will become entitled to outplacement services and health benefit continuation and a lump sum severance payment generally equal to the sum of

•	two times (2.99 in the case of Mr. Cunningham) the sum of the executive’s base salary and the highest annual bonus earned by the executive with respect to the two completed fiscal years preceding the date of termination;

•	an amount equal to the executive’s “target” bonus with respect to the year in which termination occurs; and

•	the amount necessary to make the executive whole with respect to any excise taxes imposed under the Internal Revenue Code excess parachute with respect to excess parachute payments.

               In addition, in connection with Mr. Reece returning to the position of Chief Financial Officer and Vice President, Finance of Belden, he entered into an agreement with Belden (the “Letter Agreement”). The letter agreement provides that if Mr. Reece no longer reports directly to Mr. Cunningham, Mr. Reece may elect to leave Belden and have the right to receive severance payments paid over twelve months equal to his then current base salary and the greater of his current target bonus or his most recent actual bonus. During the twelve month period, Mr. Reece would also be entitled to exercise stock options and restricted shares would vest in accordance with their terms. If the Letter Agreement applies (in the sense that Mr. Reece no longer reports directly to Mr. Cunningham) and Mr. Reece elects to receive payments under it, such payments would be in lieu of any payment under his change of control agreement noted above. However, if the Letter Agreement does not apply or if it does apply but Mr. Reece does not make the election to receive payments under it, Mr. Reece will be entitled to receive the benefits of his change of control agreement in accordance with its terms.

               The 1994 Incentive Plan provides for the acceleration of certain benefits in the event of a change of control (as defined in the plan) of Belden. Upon the consummation of the merger, all stock options and shares of restricted stock granted under the 1994 Incentive Plan will become fully vested, except that each of the named officers in the Summary Compensation Table has waived the lapse of restrictions on his or her restricted stock in connection with the merger.

               In connection with the merger, Belden has granted a retention and integration award to certain of its executive officers and other key employees. The value of each payment with respect to the retention and integration award for the executive officer will be equal to 110% (140% in the case of Mr. Cunningham) of the executive’s salary. For the executive officers, 50% of the value relating to the retention and integration awards would be paid in the form of cash and the remaining 50% in shares of restricted stock. For all other key employees, the retention and integration award would be paid in cash.

     Pension Plans

               The executives named in the Summary Compensation Table may upon retirement be entitled to benefits from the Belden Wire & Cable Company Pension Plan (the “Pension Plan”) and the Supplemental Excess Defined Benefit Plan of Belden Wire & Cable Company (the “Supplemental Plan”). Benefits under the plans upon retirement are determined based upon compensation during the employment period and years of service.

               Pursuant to the Pension Plan, Belden credits to each individual’s account thereunder 4% of each year’s total compensation up to the Social Security wage base for the year, plus 8% of each year’s total compensation that exceeds the Social Security wage base. For this purpose, total compensation is cash remuneration paid by Belden to or for the benefit of a participant in the Pension Plan for services rendered while an employee.

               For the executives named in the Summary Compensation Table, the total compensation will be computed as shown in the columns “Salary” and “Bonus” of the Summary Compensation Table. Employees who were formerly employees of Cooper Industries, Inc. were credited for service while employed by Cooper. Benefits for service through August 1, 1993, were determined under the Cooper Salaried Employees’ Retirement Plan then in effect and converted to initial balances under the Pension Plan.

               Funds equal to the actuarial value of the accrued liabilities for all participants plus a pro rata portion of the Cooper plan excess assets have been transferred from the Cooper pension trust to a trust established by Belden for the Pension Plan.

               Employees do not make any contributions to the Pension Plan. Benefits at retirement are payable, as the participant elects, in the form of an escalating annuity, a level annuity with or without survivorship, or a lump-sum payment. Belden contributes to a trust fund sufficient to meet the minimum requirements under the Code to maintain the status of the Pension Plan as a qualified defined benefit plan.

               The Supplemental Plan is an unfunded, nonqualified plan which provides to certain employees, including those named in the Summary Compensation Table, Pension Plan benefits that generally cannot be paid from a qualified, defined benefit plan due to provisions of the Code.

     Pension Benefits Table

	Years of Credited
	Services as of January 1,	Year Individual Reaches	Estimated Annual
Name	2004	Age 65	Benefit at Age 65
C. Baker Cunningham	33.5	2006	$231,400
Richard K. Reece	10.4	2021	$121,200
Peter J. Wickman	23.0	2014	$89,800
D. Larrie Rose	31.5	2012	$61,200
Kevin L. Bloomfield	22.5	2016	$83,400

     Director Compensation

               The following table provides information on Belden’s compensation practices during 2003 for non-employee directors. (Mr. Cunningham does not receive any compensation for his board activities.)

     Compensation Table For 2003

Annual Director Retainer*	$40,000
Fee paid for Special Board Meetings	$1,000
Reimbursement for Expenses Attendant to Board Membership	Yes
Restricted Stock Award**	2,000 shares
Annual Retainer for Committee Chairs	$4,000

*As of February 1, 2003, the annual retainer for non-employee directors became $40,000.

**Under the Belden Inc. 2003 Long-Term Incentive Plan, the non-employee directors receive an annual grant of 2,000 restricted shares on the day following Belden’s annual meeting. The restricted shares cannot be sold or otherwise disposed of prior to the non-employee director’s departure from Belden’s board and the director will not be entitled to the restricted shares if his departure is for cause. With respect to Belden’s 2004 Annual Meeting, non-employee directors will receive the grant of restricted shares on the date of the Annual Meeting.

     Performance Graph

		INDEXED RETURNS
	Base Period	Years Ending
Company / Index	Dec98	Dec99	Dec00	Dec01	Dec02	Dec03
BELDEN INC	100	100.08	121.84	114.08	74.57	104.74
S&P 500 INDEX	100	121.04	110.02	96.95	75.52	97.18
S&P 500 ELECTRICAL COMPONENTS & EQUIPMENT	100	141.57	170.89	132.75	126.44	181.76

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

               The following table shows information regarding those stockholders known to Belden to beneficially own more than 5% of the outstanding shares of Belden common stock as of December 31, 2003.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class (a)
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202-1008	2,881,900(b)	11.2%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401-1005	1,714,000(e)	6.6%
Sterling Capital Management, LLC 4064 Colony Road - 300 Charlotte, NC 28211	1,546,550(d)	6.0%
FMR Corp. 82 Devonshire Street Boston, MA 02109	1,352,400(e)	5.2%
Barclays Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105	1,311,349(f)	5.1%

(a)	Figures are based on 25,783,350 shares of Belden common stock outstanding as of March 1, 2004.

(b)	Information based on a Schedule 13G filed with the SEC by T. Rowe Price as of December 31, 2003. T. Rowe Price Associates Inc. has sole voting power over 553,100 shares and has sole dispositive power over 2,881,900 shares. T. Rowe Price Small-Cap Stock Fund, Inc., has sole voting power over 1,915,000 shares and does not have sole dispositive power over any shares.

(c)	Information based on a Schedule 13G filed with the SEC by Dimensional Fund Advisors, Inc. (“Dimensional”) as of December 31, 2003. Dimensional possesses voting and investment power over the shares but disclaims beneficial ownership of the shares.

(d)	Information based on a Schedule 13G filed with the SEC on January 9, 2004, by Sterling Capital Management LLC (“Sterling”). Sterling has shared voting power over 1,546,550 shares, shared dispositive power over 1,546,550 shares, and does not have sole voting or sole dispositive power over any shares.

(e)	Information based on a Schedule 13G filed with the SEC on February 17, 2004, by FMR Corp. FMR Corp. has sole dispositive power over the shares, and Fidelity Management and Research Company, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of and has voting power over the shares.

(f)	Information based on a Schedule 13G filed with the SEC on February 17, 2004, by Barclays Global Investors, N.A. Barclays Global Investors, NA., is the beneficial owner of and has sole voting and dispositive power over the shares.

               In addition, at December 31, 2003, CIGNA Retirement and Investment Services as Trustee of the Savings Plans, held of record 1,072,046 shares, 4.2% of Belden common stock.

     Ownership of Belden Management of Belden Common Stock

               The following table sets forth the number of shares of Belden common stock beneficially owned by the directors, nominees and executive officers of Belden named below as of December 31, 2003.

	Shares Beneficially		Percent of Common
	Owned(1)(2)		Stock Outstanding
C. Baker Cunningham Chairman of the Board, President, and Chief Executive Officer	700,208		2.72%
Richard K. Reece Vice President, Finance and Chief Financial Officer	219,857	(3)	*
Peter J. Wickman Vice President, Operations and President of Belden Electronics	216,075		*
D. Larrie Rose Vice President, Operations and President of Belden Holdings, Inc	98,529	(4)	*
Kevin L. Bloomfield Vice President, Secretary and General Counsel	138,502		*
Bernard G. Rethore Director	16,600	(5)	*
Lorne D. Bain Director	14,300		*
Christopher I. Byrnes Director	13,000		*
Whitson Sadler Director	14,500		*
Arnold W. Donald Director	11,200	(6)	*
John M. Monter Director	12,600		*
All directors, nominees and officers as a group	1,455,471		5.65%

* Less than one percent.

(1) Based on 25,783,350 shares of Belden common stock outstanding as of March 1, 2004. Includes the following shares covered by stock options which are currently exercisable or exercisable within 60 days after March 1, 2004: Mr. Cunningham, 498,333 shares; Mr. Reece, 155,000 shares; Mr. Wickman, 155,000 shares; Mr. Rose, 68,833 shares; Mr. Bloomfield, 98,667 shares; Mr. Rethore, 7,000 shares; Mr. Bain, 7,000 shares; Dr. Byrnes, 7,000 shares; Mr. Sadler, 6,000 shares; Mr. Donald, 4,000 shares; and Mr. Monter, 6,000 shares. Includes restricted shares awarded in 2001, 2002, and 2003 to Mr. Cunningham, Mr. Reece, Mr. Wickman, Mr. Rose, and Mr. Bloomfield. See Summary Compensation Table and footnote (3) of Summary Compensation Table for amounts and terms of these restricted share awards. Includes restricted shares awarded in 2004: Mr. Cunningham, 25,000; Mr. Wickman, 9,000;, Mr. Reece, 9,000; Mr. Rose, 6,000; and Mr. Bloomfield, 7,000. Includes restricted shares awarded in 2003 to Mr. Rethore, Mr. Bain, Dr. Byrnes, Mr. Sadler, Mr. Donald, and Mr. Monter. Table does not include any long-term compensation awards made in 2004 to Mr. Cunningham, Mr. Reece, Mr. Wickman, Mr. Rose and Mr. Bloomfield other than the restricted stock awards noted above.

(2) Includes shares by Messrs. Cunningham, Reece, Wickman, Rose, and Bloomfield in the Company’s Savings Plans as of December 31, 2003.

(3) Includes 28,185 shares owned jointly by Mr. Reece and his spouse.

(4) Includes 1,052 shares held jointly by Mr. Rose and his spouse in an IRA and 19,145 shares jointly held by Mr. Rose and his spouse in another account.

(5) Includes 7,600 shares held in trust.

(6) Includes 2,200 shares held in trust.

     Securities Authorized for Issuance under Equity Compensation Plans

	A	B	C
Number of
Securities
Remaining Available
for Future Issuance
under Equity
	Number of		Compensation Plans
	Securities to Be		(Excluding
	Issued upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Reflected in Column
Plan Category	Outstanding Options	Outstanding Options	A)
Equity Compensation Plans Approved by Stockholders (1)	3,831,247 (3)	24.64	1,833,831 (4)
Equity Compensation Plans Not Approved by Stockholders (2)	3,475	15.69	92,394 (5)

(1) Consists of the Belden Inc. 2003 Employee Stock Purchase Plan (“ESPP”), the Belden Inc. 1994 Long-Term Incentive Plan (“1994 Plan”) and the Belden Inc. 2003 Long-Term Incentive Plan (“2003 Plan”).

(2) Consists of the Belden UK Employee Share Ownership Plan (“UK Plan”). The UK plan permits UK employees of Belden to purchase Belden common stock over a twelve-month period through payroll deductions. None of the named executive officers participates in this plan.

(3) Includes 2,785,416 shares under the 1994 Plan and purchase rights to acquire 154,169 shares of Belden common stock in connection with the 2003 offering under the ESPP. Under the ESPP, participating employees have the right to purchase shares of Belden common stock over an offering period. The 2003 offering is over the twelve-month period ending December 6, 2004. Shares are purchased through employee payroll deductions at a purchase price equal to 85% of the lesser of the fair market value of Belden’s common stock on the offering date or the exercise date.

(4) Includes 788,000 shares available for issuance under the 1994 Plan and 1,045,831 under the 2003 offering of the ESPP.

(5) Includes 92,394 shares available for issuance under the UK Plan.

Item 14. Principal Accountant Fees and Services

     Fees Paid to Ernst & Young

               The following fees were paid to Ernst & Young, Belden’s independent financial auditors, for services rendered in 2002 and 2003:

	2002	2003
Audit Fees	$502,200	$528,231
Audit Related Fees	25,400	42,995
Tax Fees	403,120	568,759
All Other Fees	0	0

Total EY fees	$930,720	$1,139,985

               Audit fees primarily represent amounts paid or expected to be paid for audit of Belden’s financial statements, reviews of SEC Forms 10-Q and Form 10-K and statutory audit requirements at certain non-U.S. locations.

               Audit related fees are primarily related to audits of employee benefit plans.

               Tax fees for 2002 and 2003 are for domestic and international compliance totaling $194,100 and $221,816, tax consulting totaling $166,230 and $276,757, including plant shutdown tax planning totaling $50,786 and $160,635, and expatriate and executive tax compliance totaling $42,790 and $70,186, respectively.

     Audit Committee’s Pre-Approval Policies and Procedures

               Audit Fees: Annually, the Audit Committee will review and approve the audit services and estimated audit fees for the following year. The projections will be updated quarterly and the Committee will consider and, if appropriate, pre-approve any amounts exceeding the original estimates.

               Non-Audit Services and Fees: Annually, and otherwise as necessary, the Committee will review and pre-approve all non-audit services and the estimated fees for such services. For recurring services, such as employee benefit plans, tax compliance, expatriate tax returns, and statutory filings the Committee will review and approve the services and estimated total fees for such matters by category and location of service. The projections will be updated quarterly and the Committee will consider and, if appropriate, pre-approve any amounts exceeding the original estimates. For non-recurring services such as special tax projects, due diligence or other consulting, the Committee will review and pre-approve the services and estimated fees by individual project. The projections will be updated quarterly and the Committee will pre-approve any amounts exceeding the original estimates.

               Should an engagement need pre-approval before the next Committee meeting, authority to grant such approval is delegated to the Audit Committee Chairman (or if he were unavailable, another Committee member). Such approval would be reviewed with the entire Committee at the next quarterly meeting.

               None of the services related to the Audit Related Fees, Tax Fees or all other Fees were approved by the Audit Committee pursuant to the waiver of the pre-approval provisions set forth in the applicable rules of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELDEN INC.
	By:	/s/ RICHARD K. REECE
Richard K. Reece
Date: April 26, 2004		Vice President, Finance and Chief Financial Officer