Form 10-Q
period 2004-03-31
BELDEN INC
filed 2004-05-10
CIK 910134

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 1-12280

BELDEN INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0412617 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, as of May 7, 2004: 25,817,789 shares

Exhibit Index on Page 38	Page 1 of 39

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
(in thousands)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$83,345	$94,955
Receivables	97,981	83,242
Inventories	82,240	80,958
Income taxes receivable	1,868	1,770
Deferred income taxes	11,344	11,070
Other current assets	5,642	6,218
Current assets of discontinued operations	117,487	106,178

Total current assets	399,907	384,391
Property, plant and equipment, less accumulated depreciation	183,600	189,128
Goodwill and other intangibles, less accumulated amortization	79,050	79,463
Other long-lived assets	5,363	6,008
Long-lived assets of discontinued operations	14,433	14,565

	$682,353	$673,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$92,319	$89,179
Current maturities of long-term debt	64,996	65,951
Current liabilities of discontinued operations	31,435	28,003

Total current liabilities	188,750	183,133
Long-term debt	136,000	136,000
Postretirement benefits other than pensions	9,954	10,201
Deferred income taxes	44,875	43,112
Other long-term liabilities	22,246	20,994
Long-term liabilities of discontinued operations	5,421	5,705
Stockholders’ equity
Preferred stock	—	—
Common stock	262	262
Additional paid-in capital	39,651	39,022
Retained earnings	236,947	237,087
Accumulated other comprehensive loss	7,008	7,461
Unearned deferred compensation	(2,971)	(1,700)
Treasury stock	(5,790)	(7,722)

Total stockholders’ equity	275,107	274,410

	$682,353	$673,555

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
(in thousands, except per share data)
Revenues	$170,103	$153,317
Cost of sales	137,820	124,427

Gross profit	32,283	28,890
Selling, general and administrative expenses	25,229	23,497

Operating earnings	7,054	5,393
Interest expense	3,166	3,250

Income before taxes	3,888	2,143
Income tax expense	1,244	907

Net income from continuing operations	2,644	1,236
Net loss from discontinued operations, net of tax benefit of $841 and $1,988, respectively	(1,496)	(3,534)

Net income/(loss)	$1,148	$(2,298)

Weighted average number of common shares and equivalents:
Basic	25,462	24,992
Diluted	25,820	25,091

Basic earnings/(loss) per share:
Continuing operations	$.10	$.05
Discontinued operations	(.06)	(.14)
Earnings/(loss) per share	.04	(.09)

Diluted earnings/(loss) per share:
Continuing operations	$.10	$.05
Discontinued operations	(.06)	(.14)
Earnings/(loss) per share	.04	(.09)

Dividends declared per share	$.05	$.05

See accompanying notes.

CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

Three Months Ended March 31,	2004	2003
(in thousands)
Cash flows from operating activities
Net income/(loss)	$1,148	$(2,298)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	6,466	9,142
Asset impairment charges	—	23
Deferred income tax benefit	(34)	—
Retirement savings plan contributions	1,089	959
Employee stock purchase plan settlement	56	60
Stock compensation	1,650	—
Amortization of unearned deferred compensation	379	350
Changes in operating assets and liabilities (1)
Receivables	(17,380)	1,758
Inventories	(8,356)	3,942
Accounts payable and accrued liabilities	11,664	(146)
Current and deferred income taxes, net	916	629
Other assets and liabilities, net	(5,859)	2,299

Net cash provided by/(used for) operating activities	(8,356)	16,718
Cash flows from investing activities
Capital expenditures	(1,899)	(4,202)
Proceeds from disposal of long-lived assets	252	55

Net cash used for investing activities	(1,647)	(4,147)
Cash flows from financing activities
Proceeds from exercise of stock options	43	—
Purchase of treasury stock	(277)	—
Cash dividends paid	(1,288)	(1,262)

Net cash used for financing activities	(1,522)	(1,262)
Effect of exchange rate changes on cash and cash equivalents	(85)	183

Increase/(decrease) in cash and cash equivalents	(11,610)	11,492
Cash and cash equivalents, beginning of period	94,955	19,409

Cash and cash equivalents, end of period	$83,345	$30,901

Supplemental cash flow information
Income tax refunds received	$21	$2,034
Income taxes paid	(378)	(293)
Interest paid, net of amount capitalized	(7,466)	(7,394)

See accompanying notes.

(1) Net of the effects of exchange rate changes and acquired businesses.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

						Accumulated
					Unearned	Other
	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive
	Stock	Capital	Earnings	Stock	Compensation	Loss	Total
(in thousands)
Balance at December 31, 2002	$262	$40,917	$302,900	$(17,011)	$(2,014)	$(17,859)	$307,195
Net loss			(2,298)				(2,298)
Foreign currency translation						402	402
Minimum pension liability, net of tax of $9.5 million						(64)	(64)

Comprehensive loss							(1,960)
Issuance of treasury stock
Stock compensation		(490)		1,734	(1,244)		—
Employee stock purchase plans		(16)		76			60
Retirement savings plan		(376)		1,335			959
Amortization of unearned deferred compensation					350		350
Cash dividends ($.05 per share)			(1,262)				(1,262)

Balance at March 31, 2003	$262	$40,035	$299,340	$(13,866)	$(2,908)	$(17,521)	$305,342

Balance at December 31, 2003	$262	$39,022	$237,087	$(7,722)	$(1,700)	$7,461	$274,410
Net income			1,148				1,148
Foreign currency translation						(471)	(471)
Minimum pension liability, net of tax of $8.7 million						18	18

Comprehensive income							695
Issuance of treasury stock
Exercise of stock options		3		40			43
Stock compensation		348		1,302	(1,650)		—
Employee stock purchase plans		276		813			1,089
Retirement savings plans		2		54			56
Purchase of treasury stock				(277)			(277)
Amortization of unearned deferred compensation					379		379
Cash dividends ($.05 per share)			(1,288)				(1,288)

Balance at March 31, 2004	$262	$39,651	$236,947	$(5,790)	$(2,971)	$7,008	$275,107

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Financial Statement Presentation

Basis of Presentation

The accompanying Consolidated Financial Statements include Belden and all of its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. The financial information presented as of any date other than December 31, 2003 and December 31, 2002 has been prepared from the books and records without audit. The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information or the Notes to Consolidated Financial Statements required by accounting principles generally accepted in the United States for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Foreign Currency Translation

For international operations with functional currencies other than the United States dollar, asset and liability accounts are translated at current exchange rates; income and expenses are translated using average exchange rates. Resulting translation adjustments, as well as gains and losses from certain affiliate transactions, are reported in accumulated other comprehensive income/(loss), a separate component of stockholders’ equity. Exchange gains and losses on transactions are included in operating earnings/(loss)

Use of Estimates in the Preparation of the Financial Statements

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

Reclassifications

Certain reclassifications have been made to the 2003 Consolidated Financial Statements in order to conform to the 2004 presentation.

Note 2: Summary of Significant Accounting Policies

Stock-Based Compensation

The Company has four stock compensation plans — the Belden Inc. 2003 Long-term Incentive Plan and the Belden Inc. 1994 Incentive Plan (together, the “Incentive Plans”) as well as the Belden Inc. 2003 Employee Stock Purchase Plan and the Belden Inc. 1994 Employee Stock Purchase Plan (together, the “Stock Purchase Plans”).

The Belden Inc. 1994 Incentive Plan expired by its own terms in October 2003 and no future awards are available under this plan. The Belden Inc. 1993 Employee Stock Purchase Plan expired by its own terms in September 2003 and no future purchase rights are available under this plan. Both plans are disclosed in this note because options and stock purchase rights granted under these plans affected pro forma operating results for the quarter ended March 31, 2003.

Under the Incentive Plans, certain employees of the Company are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants and performance shares. The Company accounts for stock options using the intrinsic value method provided in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for options granted under the Incentive Plans. The Company accounts for restricted stock grants under APB No. 25 as fixed-plan awards since both the aggregate number of awards issued and the aggregate amount to be paid by the participants for the common stock is known. Compensation related to the grants is measured as the difference between the market price of the Company’s common stock at the grant date and the amount to be paid by the participants for the common stock. Compensation costs associated with each restricted stock grant are amortized to expense over the grant’s vesting period.

Under the Stock Purchase Plans, all full-time employees and part-time employees whose customary employment is for 20 or more hours per week and 5 or more months per year in Canada, the Netherlands, the United States and, prior to January 1, 2004, Germany receive the right to purchase a specified amount of common stock at the lesser of 85% of the fair market value on the offering date or 85% of the fair market value on the exercise date. The Company accounts for these purchase rights using the intrinsic value method provided by APB No. 25. Accordingly, no compensation cost has been recognized for purchase rights granted under the Stock Purchase Plans.

The Company adopted the disclosure rules under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, effective December 2002. The effect on operating results of calculating the Company’s stock-based employee compensation costs as if the fair value method had been applied to all stock awards is as follows:

	Three Months Ended
	March 31,
	2004	2003
(in thousands, except per share amounts)
As reported
Stock-based employee compensation cost, net of tax	$233	$215
Net income/(loss)	1,148	(2,298)
Basic earnings/(loss) per share	.04	(.09)
Diluted earnings/(loss) per share	.04	(.09)
Pro forma
Stock-based employee compensation cost, net of tax	$534	$627
Net income/(loss)	847	(2,710)
Basic earning/(loss) per share	.03	(.11)
Diluted earnings/(loss) per share	.03	(.11)

The fair value of common stock options outstanding under the Incentive Plans and the fair value of stock purchase rights outstanding under the Stock Purchase Plans were estimated at the date of grant using the Black-Scholes option-pricing model.

For the three-month periods ended March 31, 2004 and 2003, weighted average assumptions used to determine the fair values of the stock options and stock purchase rights granted during each period included the following:

	Three Months Ended
	March 31,
	2004	2003
Dividend yield	7.34%	10.70%
Expected volatility	39.70%	41.80%
Expected life (in years)	7.00	7.00
Risk free interest rate	3.55%	3.40%

For the three-month periods ended March 31, 2004 and 2003, the weighted average per share fair value of options granted under the Incentive Plans and purchase rights granted under the Stock Purchase Plans during each period were as follows:

	Three Months Ended
	March 31,
	2004	2003
Incentive Plan	$3.53	$1.58
Stock Purchase Plan	—	—

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

On February 23, 2004, the Company granted 86,500 shares of restricted stock to a number of its key employees. Grant participants receive a stated amount of the Company’s common stock, as well as dividends that have accumulated on that stock during the vesting period, provided they remain employed with the Company for three years from the grant date. Potential stock compensation expense related to this grant is estimated to be approximately $1.6 million. The Company recognized less than $0.1 million of stock compensation related to this grant during the three months ended March 31, 2004.

On February 23, 2004, the Company granted 190,500 stock options to a number of its employees. Grant recipients may purchase shares of the Company’s common stock at a share price of $19.08. If the recipient remains an employee of the Company, exercises of one-third of the available shares are permitted on the first, second and third anniversaries of the grant date.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force Abstract (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes fees earned on the shipment of product to customers in revenues and includes costs incurred on the shipment of product to customers as cost of sales. Certain handling costs, primarily incurred at the Company’s distribution centers, totaling $1.8 million and $1.6 million were included in selling, general and administrative expenses for the three-month periods ended March 31, 2004 and 2003, respectively.

Interest Expense

The Company presents interest expense net of capitalized interest costs and interest income earned on cash equivalents.

	Three Months Ended
	March 31,
	2004	2003
(in thousands)
Gross interest expense	$3,379	$3,415
Capitalized interest costs	(6)	(57)
Interest income earned on cash equivalents	(207)	(108)

Net interest expense	$3,166	$3,250

Note 3: Share Information

	Common Stock	Treasury Stock
(number of shares in thousands)
Balance at December 31, 2002	26,204	(1,091)
Issuance of treasury stock:
Stock compensation	—	93
Employee stock purchase plan settlement	—	4
Retirement savings plan contributions		72

Balance at March 31, 2003	26,204	(922)

Balance at December 31, 2003	26,204	(547)
Purchase of treasury stock		(13)
Issuance of treasury stock:
Exercise of stock options	—	3
Stock compensation	—	86
Employee stock purchase plan settlement	—	4
Retirement savings plan contributions	—	54

Balance at March 31, 2004	26,204	(413)

Note 4: Earnings/(Loss) Per Share

Basic earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings/(loss) per share are computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding plus additional potential dilutive shares assumed to be outstanding. Additional potential shares are calculated for each measurement period based on the treasury stock method, under which repurchases are assumed to be made at the average fair market value price per share of the Company’s common stock during the period. The Company’s additional potential dilutive shares currently consist of stock options and unvested restricted stock. Unvested restricted stock carries dividend and voting rights but is not included in the weighted average number of common shares outstanding used to compute basic earnings/(loss) per share.

	Three Months Ended
	March 31,
	2004	2003
(in thousands, except per share amounts)
Numerator:
Net income from continuing operations	$2,644	$1,236
Net loss from discontinued operations	(1,496)	(3,534)

Net income/(loss)	$1,148	$(2,298)

Denominator:
Denominator for basic earnings/(loss) per share — adjusted weighted average shares	25,462	24,992
Effect of dilutive common stock equivalents	358	99

Denominator for diluted earnings/(loss) per share — adjusted weighted average shares	25,820	25,091

Basic earnings/(loss) per share:
Continuing operations	$.10	$.05
Discontinued operations	(.06)	(.14)
Earnings/(loss) per share	.04	(.09)

Diluted earnings/(loss) per share:
Continuing operations	$.10	$.05
Discontinued operations	(.06)	(.14)
Earnings/(loss) per share	.04	(.09)

For the three-month periods ended March 31, 2004 and 2003, the Company did not include 2.0. million and 2.6 million outstanding stock options, respectively, in its development of the denominators used in the dilutive earnings/(loss) per share computations. The exercise prices of these options were greater than the respective average market price of the Company’s common stock during those measurement periods.

Note 5: Discontinued Operations

From 2001 through 2003, North America has suffered through a general deterioration of its telecommunications market. Market deterioration has occurred due primarily to a general economic slowdown within North America, network overcapacity, network build-out delays and the limited availability of capital. As a result, revenues and results of operations for the North American operations of the Company’s Communications segment have been adversely affected. The significant declines in revenues led to underabsorption of fixed costs, which adversely affected gross margin. Although the Company achieved significant reductions in operating expenses during this same period, the reductions were not sufficient to completely offset unabsorbed costs.

On November 18, 2003, the Company’s Board of Directors decided to seek strategic alternatives for the North American operations of its Communications segment. The Company’s Board of Directors based its decision primarily on the following factors:

•	The Company did not foresee North American telecommunications market conditions improving sufficiently to return the North American operations of its Communications segment to operating profitability in 2004;

•	The significant slowdown in capital spending in the North American telecommunications market created both uncertainty and instability with regard to the level of product demand. Demand can change quickly and can vary significantly over short periods of time. As a result of this uncertainty and instability, the Company had difficulty accurately forecasting near- and long-term operating results and cash flow for the North American operations of its Communications segment; and

•	Since a limited number of customers account for a significant portion of revenues in the North American telecommunications market, operating results are subject to volatility from changes in spending by one or more of these significant customers.

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

On March 12, 2004, the Company’s Board of Directors decided to sell the assets of the affected operations and exit the North American telecommunications market. On March 18, 2004, the Company announced a definitive agreement to sell assets belonging to the North American operations of its Communications segment to Superior Essex Inc. (Superior). Superior will buy inventory and certain equipment, and will take over the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $95.0 million. After the sale takes place, the Company will close its communications cable plant in Phoenix, Arizona. The Company and Superior received notice on April 21, 2004 of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearing the way for the transaction to proceed. The companies expect that the transaction will close during the second quarter of 2004.

Due to the decision made by the Board of Directors to sell the assets of the North American operations of the Company’s Communications segment, the Company has accounted for these operations as discontinued operations in accordance with SFAS No. 144.

Listed below are the major classes of assets and liabilities of the North American operations of the Company’s Communications segment as of March 31, 2004 that are included as part of the disposal group:

(in thousands)
Assets:
Receivables	$19,865
Inventories	53,788
Property, plant and equipment, net	48,808
Other assets	9,459

Total assets	$131,920
Liabilities:
Accounts payable and accrued liabilities	$31,435
Other liabilities	5,421

Total liabilities	$36,856

Net loss from discontinued operations for the three months ended March 31, 2004 includes $45.2 million of revenues and $2.3 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment. Net loss from discontinued operations for the three months ended March 31, 2003 includes $43.0 million of revenues and $5.5 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment.

Note 6: Accumulated Other Comprehensive Income/(Loss)

	Foreign Currency	Minimum	Accumulated Other
	Translation	Pension	Comprehensive
	Adjustments	Liability	Income/(Loss)
(in thousands)
Balance at December 31, 2002	$(3,117)	$(14,742)	$(17,859)
Current Period Change	402	(64)	338

Balance at March 31, 2003	$(2,715)	$(14,806)	$(17,521)

Balance at December 31, 2003	$21,533	$(14,072)	$7,461
Current Period Change	(471)	18	(453)

Balance at March 31, 2004	$21,062	$(14,054)	$7,008

Note 7: Inventories

	March 31,	December 31,
	2004	2003
(in thousands)
Raw materials	$16,405	$14,776
Work-in-process	12,532	11,933
Finished goods	60,627	61,451
Perishable tooling and supplies	3,987	4,080

Gross inventories	93,551	92,240
Excess of current standard costs over LIFO costs	(7,518)	(7,518)
Obsolescence and other reserves	(3,793)	(3,764)

Net inventories	$82,240	$80,958

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market. Costs include direct material, direct labor and applicable production overhead costs.

Note 8: Accrued Severance and Other Related Benefits

Acquisition-Related Severance and Other Related Benefits

On December 31, 2002, the Company accrued severance and other related benefits costs of $11.3 million associated with the announced manufacturing facility closing in Canada in connection with the NORCOM acquisition. These costs were recognized as a liability assumed in the purchase and included in the allocation of the cost to acquire NORCOM in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. 197 employees were eligible for severance payments. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in an amount less than $0.1 million related to the manufacturing facility closing in Canada. These costs are recognized as operating expenses.

Facility Consolidation Severance and Other Related Benefits

On December 31, 2002, the Company recorded severance and other related benefits costs in the amount of $8.3 million related to announced manufacturing facility closures in Germany and Australia as operating expense ($5.9 million in cost of sales and $2.4 million in selling, general and administrative expenses) within the Electronics segment in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). 266 employees were eligible for severance payments. During the second quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $2.5 million related to the manufacturing facility closures in Germany and Australia as operating expense ($1.9 million in cost of sales and $0.6 million in selling, general and administrative expenses). During the fourth quarter of 2003, the Company recorded additional severance and other related benefits costs in the amount of $0.1 million related to the manufacturing facility closure in Germany as selling, general and administrative expense. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.1 million related to the German manufacturing facility closure in selling, general and administrative expenses.

Other Severance and Other Related Benefits

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded severance and other related benefits costs in the amount of $2.7 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States, Canada and the Netherlands and within the Communications segment in the United Kingdom as operating expense ($1.4 million in cost of sales and $1.3 million in selling, general and administrative expenses). 132 employees were notified, prior to December 31, 2003, of their pending termination as well as the amount of severance and other related benefits they should expect to receive. During the first quarter of 2004, the Company recorded additional severance and other related benefits costs in the amount of $0.5 million related to personnel reductions within the Electronics segment in Canada and the Netherlands as selling, general and administrative expenses. Three employees were notified, prior to March 31, 2004, of their pending termination as well as the amount of severance and other related benefits they should expect to receive.

In accordance with SFAS No. 88, Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded severance and other related benefits costs in the amount of $1.4 million in the third and fourth quarters of 2003 related to personnel reductions within the Electronics segment in the United States as operating expense ($0.3 million in cost of sales and $1.1 million in selling, general and administrative expenses). Twenty employees were offered and accepted termination packages prior to December 31, 2003.

The Company anticipates making substantially all severance payments against these accruals within one year of each accrual date.

The following table sets forth termination activity that occurred during the three months ended March 31, 2004:

					Total Number
	Acquisition-	Facility			of Employees
	Related	Consolidation	Other	Total	Eligible for
	Severance and	Severance and	Severance and	Severance and	Severance and
	Other Related	Other Related	Other Related	Other Related	Other Related
(in thousands, except number of employees)	Benefits	Benefits	Benefits	Benefits	Benefits
Balance at December 31, 2003	$195	$828	$2,386	$3,409	119
Cash payments/terminations	(231)	(758)	(762)	(1,751)	(33)
Foreign currency translation	1	(8)	(16)	(23)	—
Charges/other adjustments	35	110	453	598	3

Balance at March 31, 2004	$—	$172	$2,061	$2,233	89

Charges/other adjustments for acquisition-related severance and other related benefits reflect additional charges recognized during the first quarter of 2004 related to the manufacturing facility closure in Canada. Charges/other adjustments for facility consolidation severance and other related benefits reflect additional charges recognized during the first quarter of 2004 related to the manufacturing facility closure in Germany. Charges/other adjustments for severance and other related benefits reflects charges recognized during the first quarter of 2004 related to Electronics segment personnel reductions in Canada and the Netherlands.

The Company continues to review its business strategies and evaluate further restructuring actions. This could result in additional severance and other related benefits charges in future periods.

Note 9: Long-Term Debt and Other Borrowing Arrangements

Credit Agreement

There were no outstanding borrowings at March 31, 2004 under the Company’s credit agreement dated October 9, 2003. Although the Company had $70.1 million in borrowing capacity available at March 31, 2004, the Company and Cable Design Technologies Corporation (CDT) have each agreed in the merger agreement discussed in Note 14, Pending Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q that neither party will borrow more than $25.0 million without the consent of the other party prior to the effective date of the merger.

Short-Term Borrowings

At March 31, 2004, the Company had unsecured, uncommitted arrangements with three banks under which it could borrow up to $6.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at March 31, 2004.

Interest Rate Management

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At March 31, 2004, the Company was party to interest rate swap agreements relating to its 7.60% medium-term notes that mature on September 1, 2004. The swaps, which mature in 2004, convert a notional amount of $64.0 million from a fixed rate to a floating rate in conjunction with the Company’s ongoing debt management strategy. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on current interest rates for similar transactions, the fair value of the Company’s interest rate swap agreements at March 31, 2004 was $1.0 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share, were recorded as reductions to interest expense for the three months ended March 31, 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.99 percentage points for the three months ended March 31, 2004. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Note 10: Income Taxes

Net tax expense of $1.2 million for the three months ended March 31, 2004 resulted from net income from continuing operations before taxes of $3.9 million. Earnings from foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The difference between the effective rate reflected in the provision for income taxes on income from continuing operations before taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended March 31, 2004 are analyzed below:

Three Months Ended March 31, 2004	Amount	Rate
(in thousands, except rate data)
Provision at statutory rate	$1,361	35.0%
State income taxes	142	3.7%
Lower foreign tax rates and other, net	(259)	(6.7)%

Total tax expense	$1,244	32.0%

Note 11: Pension and Other Postretirement Obligations

The Company sponsors defined benefit pension plans for certain employees in the United States, the United Kingdom, the Netherlands and Germany. Annual contributions to these pension plans equal or exceed the minimum funding requirements of applicable local regulations. The assets of the pension plans are maintained in various trusts and invested primarily in equity and fixed income securities and money market funds.

The Company also sponsors an unfunded postretirement (medical and life insurance) benefit plan. The medical benefit portion of the plan is only for employees who retired prior to 1989 as well as certain other employees who were near retirement and elected to receive certain benefits.

The following table provides the components of net periodic benefit costs for the plans for the three-month periods ended March 31, 2004 and 2003:

	Pension Obligations		Other Postretirement Obligations
Three Months Ended March 31,	2004	2003	2004	2003
(in thousands)
Service cost	$1,947	$1,889	$7	$6
Interest cost	2,795	2,942	242	269
Expected return on plan assets	(3,232)	(3,508)	—	—
Amortization of prior service cost	(10)	(10)	(26)	(26)
Net (gain)/loss recognition	486	52	118	108

Net periodic benefit cost	$1,986	$1,365	$341	$357

The Company contributed $0.7 million and $0.6 million to its pension plans and other postretirement plan, respectively, during the three months ended March 31, 2004. The Company anticipates contributing $10.3 million and $2.2 million to its pension plans and other postretirement plan, respectively, during 2004.

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FAS) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FAS No. 106-1 allows postretirement health care plan sponsors to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) in accounting for the plans under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and in providing disclosures related to the plans required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, until authoritative guidance on the accounting for the federal subsidy provided in the Act is issued or until certain other events addressed in FAS No. 106-1 occur. Regardless of whether a plan sponsor elects the deferral, FAS No. 106-1 requires that certain other disclosures be included in the sponsors’ annual or interim financial statements. FAS No. 106-1 was effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company sponsors postretirement health care plans for certain of its locations and expects that the Act will eventually reduce its costs for some of these plans. At this point, the Company’s investigation into its response to the Act is preliminary as it awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings would be measured. Because of the various uncertainties related to the Company’s response to the Act and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of the Act until the FASB issues final accounting guidance. When issued, the final guidance could require the Company to change previously reported information.

Note 12: Contingent Liabilities

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

Letters of Credit, Guarantees and Bonds

At March 31, 2004, the Company was party to unused standby letters of credit and unused bank guarantees totaling $4.0 million and $0.5 million, respectively. The Company also maintains bonds totaling $2.7 million in connection with workers compensation self-insurance programs in several states, taxation in Canada and the importation of product into the United States.

Severance and Other Related Benefits

The Company recently completed the sale of part of its business in Germany to a management-led buyout group. The Company will retain liability for severance and other related benefits estimated at $1.5 million on March 31, 2004 in the event the buyout group terminates transferred employees within three years of the buyout date. The severance and other related benefits amounts are reduced based upon the transferred employees’ duration of employment with the buyout group. The Company will be relieved of any remaining contingent liability related to the transferred employees on the third anniversary of the buyout date.

Intercompany Guarantees

An intercompany guarantee is a contingent commitment issued by either Belden Inc. or one of its subsidiaries to guarantee the performance of either Belden Inc. or one of its subsidiaries to a third party in a borrowing arrangement or similar transaction. The terms of these intercompany guarantees are equal to the terms of the related borrowing arrangements or similar transactions and range from 1 year to 12 years. The only intercompany guarantees outstanding at March 31, 2004 are the guarantees executed by Belden Wire & Cable Company and Belden Communications Company related to the $200.0 million indebtedness of Belden Inc. under various medium-term note purchase agreements and the guaranty executed by Belden Inc. related to $3.6 million of potential indebtedness under an overdraft line of credit between Belden Wire & Cable B.V. and its local cash management bank. The maximum potential amount of future payments Belden Inc. or its subsidiaries could be required to make under these intercompany guarantees at March 31, 2004 is $203.6 million. In accordance with the scope exceptions provided by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has not measured and recorded the carrying values of these guarantees in its Consolidated Financial Statements. The Company also does not hold collateral to support these guarantees.

Note 13: Business Segment and Geographic Information

The Company conducts its operations through two business segments — the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM and communications applications. These products are sold primarily through distributors. The Communications segment designs, manufactures and markets metallic cable products primarily with communications and networking applications. These products are sold through distribution or to local exchange carriers (LECs) either directly or through value-added resellers designated by the LECs. Due to the pending sale of assets belonging to the North American operations of the Company’s Communications segment to Superior, the North American operations of the Communications segment are accounted for as discontinued operations. Therefore, the European operations, with a manufacturing facility in Manchester, United Kingdom, are accounted for as the only continuing operations of the Communications segment in this Quarterly Report on Form 10-Q.

The Company evaluates segment performance and allocates resources based on operating earnings/(loss) before interest and income taxes. Operating earnings/(loss) of the two principal segments include all the ongoing costs of operations. Allocations to or from these business segments are not significant. With the exception of certain unallocated tax assets, substantially all the business assets are utilized by the business segments.

Amounts reflected in the column entitled “Other” in the tables below represent corporate headquarters operating, treasury and income tax expenses and the elimination of intersegment revenues and cost of sales.

Revenues are attributed to geographic areas based on the location of the customer.

Business Segment Information

Three Months Ended March 31, 2004	Electronics	Communications	Other	Total
(in thousands)
External customer revenues	$148,568	$21,535	$—	$170,103
Affiliate revenues	1,135	47	(1,182)	—
Segment operating earnings/(loss)	10,395	1,025	(4,366)	7,054
Segment assets(1)	385,653	63,946	84,170	533,769

(1) Excludes assets of discontinued operations

Three Months Ended March 31, 2003	Electronics	Communications	Other	Total
(in thousands)
External customer revenues	$137,039	$16,278	$—	$153,317
Affiliate revenues	2,124	119	(2,243)	—
Segment operating earnings/(loss)	6,976	1,230	(2,813)	5,393
Segment assets(1)	421,155	49,765	32,389	503,309

(1) Excludes assets of discontinued operations

Total segment operating earnings differ from net income/(loss) reported in the Consolidated Statements of Operations as follows:

Three Months Ended March 31,	2004	2003
(in thousands)
Total segment operating earnings	$7,054	$5,393
Interest expense	3,166	3,250
Income tax expense	1,244	907

Net income from continuing operations	2,644	1,236
Net loss from discontinued operations(1)	(1,496)	(3,534)

Net income/(loss)	$1,148	$(2,298)

(1) Net of tax benefit of $841 and $1,988, respectively.

Geographic Information

	2004		2003
		Percent of		Percent of
Three Months Ended March 31,	Revenues	Revenues	Revenues	Revenues
(in thousands, except % data)
United States	$91,493	53.8%	$73,774	48.1%
Canada	12,565	7.4%	14,971	9.8%
United Kingdom	24,784	14.6%	19,562	12.8%
Continental Europe	24,533	14.4%	27,070	17.7%
Rest of World	16,728	9.8%	17,940	11.6%

Total	$170,103	100.0%	$153,317	100.0%

Note 14: Pending Business Combination

On February 4, 2004, the Company entered into an Agreement and Plan of Merger (the Merger) with CDT. If the Merger is consummated, the combined company will focus on products for the specialty electronics and data networking markets, including connectivity. Completion of the Merger is subject to various conditions including approval by stockholders of both companies and by certain domestic and international regulatory agencies. Under terms of the Merger, Belden common stockholders would receive 2 shares of CDT common stock (or 1 share of CDT common stock if a proposed reverse stock split of CDT common stock is effected prior to the Merger) for every 1 share of Belden common stock. If the proposed stock split of CDT common stock is effected prior to the Merger, the combined company would have approximately 47.0 million shares of common stock outstanding. The former CDT stockholders will own approximately 45% of the combined company and the former Belden stockholders will own approximately 55% of the combined company. Upon completion of the Merger, Belden will become a wholly-owned subsidiary of CDT. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders of the merged companies starting in the third calendar quarter of 2004. The Company anticipates the Merger will be completed late in the second quarter or early in the third quarter of 2004 and accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and CDT deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden’s owners as a group will retain or receive the larger portion of the voting rights in the combined entity and Belden’s senior management will represent a majority of the senior management of the combined entity. The Company and CDT received notice on March 24, 2004 of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The following is a summary of selected unaudited balance sheet information of CDT as of its most recent reported quarter ended January 31, 2004:

(in thousands)
Current assets	$277,202
Total assets	513,253
Current liabilities, excluding debt	69,854
Current maturities of long-term debt	1,984
Long-term debt, excluding current maturities	111,921
Total liabilities	217,545
Stockholders’ equity	295,708

The following is a summary of selected unaudited income statement information of CDT for the most recent reported twelve months ended January 31, 2004:

(in thousands)
Revenues	$503,445
Operating earnings before restructuring charges	13,961
Restructuring charges	(3,894)
Operating earnings	10,067
Net loss	(473)

Based on the net assets of CDT as of January 31, 2004, subject to changes in net assets through the closing date and determination of the final cost of CDT and allocations of such cost, the aggregate fair values of net assets are expected to be in excess of the book values of net assets by approximately $150 million.

Note 15: Subsequent Event

The Company sold certain fully-impaired equipment and technology used for the production of deflection coils to Elektrisola Dr. Gerd Schildbach GmbH & Co. KG during the second quarter of 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain technical conditions of the sale were fulfilled. The Company received notice on April 23, 2004 that the technical conditions of the sale have now been fulfilled. The Company should receive the remainder of the contracted purchase amount during the second quarter of 2004. The Company will also recognize a $1.7 million gain on the sale of the equipment in the second quarter of 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in the understanding of the Company’s operating results as well as its financial position, cash flows, indebtedness and other key financial information. Certain reclassifications have been made to prior year amounts to make them comparable to current year presentation. Preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates. The following discussion will also contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Overview

The Company designs, manufactures and markets metallic and fiber optic wire and cable products for the electronics and communications markets. The Company focuses on segments of the worldwide wire and cable market that require highly differentiated, high-performance products and adds value through design, engineering, excellence in manufacturing, product quality, and customer service. The Company has manufacturing facilities in North America and Europe and had a manufacturing facility in Australia until June 2003.

The Company believes that revenue growth, operating margins and working capital management are its key performance indicators.

Discontinued Operations

From 2001 through 2003, North America has suffered through a general deterioration of its telecommunications market. Market deterioration has occurred due primarily to a general economic slowdown within North America, network overcapacity, network build-out delays and the limited availability of capital. As a result, revenues and results of operations for the North American operations of the Company’s Communications segment have been adversely affected. The significant declines in revenues led to underabsorption of fixed costs, which adversely affected gross margin. Although the Company achieved significant reductions in operating expenses during this same period, the reductions were not sufficient to completely offset unabsorbed costs.

On November 18, 2003, the Company’s Board of Directors decided to seek strategic alternatives for the North American operations of its Communications segment. The Company’s Board of Directors based its decision primarily on the following factors:

•	The Company did not foresee North American telecommunications market conditions improving sufficiently to return the North American operations of its Communications segment to operating profitability in 2004;

•	The significant slowdown in capital spending in the North American telecommunications market had created both uncertainty and instability with regard to the level of product demand. Demand can change quickly and can vary significantly over short periods of time. As a result of this uncertainty and instability, the Company had difficulty accurately forecasting near- and long-term operating results and cash flow for the North American operations of its Communications segment; and

•	Since a limited number of customers account for a significant portion of revenues in the North American telecommunications market, operating results were subject to volatility from changes in spending by one or more of these significant customers.

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

On March 12, 2004, the Company’s Board of Directors decided to sell the assets of the affected operations and exit the North American telecommunications market. On March 18, 2004, the Company announced a definitive agreement to sell assets belonging to the North American operations of its Communications segment to Superior Essex Inc. (Superior). Superior will buy inventory and certain equipment, and will take over the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $95.0 million. After the sale takes place, the Company will close its communications cable plant in Phoenix, Arizona. The Company and Superior received notice on April 21, 2004 of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, clearing the way for the transaction to proceed. The companies expect that the transaction will close during the second quarter of 2004.

Due to the decision made by the Board of Directors to sell the assets of the North American operations of the Company’s Communications segment, the Company has accounted for these operations as discontinued operations in accordance with SFAS No. 144.

Pending Business Combination

On February 4, 2004, the Company entered into an Agreement and Plan of Merger (the Merger) with Cable Design Technologies Corporation (CDT). If the Merger is consummated, the combined company will focus on products for the specialty electronics and data networking markets, including connectivity. Completion of the Merger is subject to various conditions including approval by stockholders of both companies and by certain domestic and international regulatory agencies. Under terms of the Merger, Belden common stockholders would receive 2 shares of CDT common stock (or 1 share of CDT common stock if a proposed reverse stock split of CDT common stock is effected prior to the Merger) for every 1 share of Belden common stock. If the proposed stock split of CDT common stock is effected prior to the Merger, the combined company would have approximately 47.0 million shares of common stock outstanding. The former CDT stockholders will own approximately 45% of the combined company and the former Belden stockholders will own approximately 55% of the combined company. Upon completion of the Merger, Belden will become a wholly-owned subsidiary of CDT. The Company anticipates that annual dividends in the aggregate of $0.20 per common share will be paid to all common stockholders of the merged companies starting in the third calendar quarter of 2004. The Company anticipates the Merger will be completed late in the second quarter or early in the third quarter of 2004 and accounted for as a reverse acquisition under the purchase method of accounting with Belden deemed the acquiring entity and CDT deemed the acquired entity in accordance with SFAS No. 141, Business Combinations, because Belden’s owners as a group will retain or receive the larger portion of the voting rights in the combined entity and Belden’s senior management will represent a majority of the senior management of the combined entity. The Company and CDT received notice on March 24, 2004 of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Selected unaudited balance sheet and income statement information for CDT as of its most recent reported quarter ended January 31, 2004 is disclosed in Note 14, Pending Business Combination, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Subsequent Event

The Company sold certain fully-impaired equipment and technology used for the production of deflection coils to Elektrisola Dr. Gerd Schilbach GmbH & Co. KG during the second quarter of 2003 and received a cash payment of $1.3 million. The Company could not receive the remaining $0.4 million of the contracted purchase amount or recognize a gain on the sale of the equipment until certain technical conditions of the sale were fulfilled. The Company received notice on April 23, 2004 that the technical conditions of the sale have now been fulfilled. The Company should receive the remainder of the contracted purchase amount during the second quarter of 2004. The Company will also recognize a $1.7 million gain on the sale of the equipment in the second quarter of 2004.

Consolidated Operating Results

The following table sets forth information comparing consolidated operating results for the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Revenues	$170,103	$153,317
Gross profit	32,283	28,890
Operating earnings	7,054	5,393
Interest expense	3,166	3,250
Income before taxes	3,888	2,143
Net income from continuing operations	2,644	1,236
Net loss from discontinued operations(1)	(1,496)	(3,534)
Net income/(loss)	1,148	(2,298)

(1)     Net of tax benefit of $841 and $1,988, respectively.

Business Segments

The Company conducts its operations through two business segments—the Electronics segment and the Communications segment. The Electronics segment designs, manufactures and markets metallic and fiber optic wire and cable products with industrial, networking, entertainment/OEM and communications applications. These products are sold chiefly through distribution. The Communications segment designs, manufactures, and markets metallic cable products primarily with communications and networking applications. These products are sold through distribution or to local exchange carriers (LECs) either directly or through value-added resellers (VARs) designated by the LECs. Due to the pending sale of assets belonging to the North American operations of the Company’s Communications segment, these operations are accounted for as discontinued operations. Therefore, the European operations, with a manufacturing facility in Manchester, United Kingdom, are accounted for as the only continuing operations of the Communications segment in this Quarterly Report on Form 10-Q.

The following table sets forth information comparing the Electronics segment operating results for the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
(In thousands, except % data)	2004	2003
External customer revenues	$148,568	$137,039
Affiliate revenues	1,135	2,124
Operating earnings	10,395	6,976
As a percent of external customer revenues	7.0%	5.1%

The following table sets forth information comparing the Communications segment operating results for the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
(In thousands, except % data)	2004	2003
External customer revenues	$21,535	$16,278
Affiliate revenues	47	119
Operating earnings	1,025	1,230
As a percent of external customer revenues	4.8%	7.6%

Results of Operations—
Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003
Continuing Operations Consolidated Revenues
Revenues generated in the three months ended March 31, 2004 increased 10.9% to $170.1 million from revenues generated in the three months ended March 31, 2003 of $153.3 million due to favorable currency translation on international revenues, increased sales volume and increased selling prices.

Favorable foreign currency translation on international revenues contributed 5.6 percentage points of revenue increase. The euro, British pound, Canadian dollar, Australian dollar and Hungarian forint appreciated in relation to the United States dollar from average exchange values of $1.07, $1.60, $0.66, $0.59 and $0.0044, respectively, in the first quarter of 2003 to $1.25, $1.84, $0.76, $0.77 and $0.0048, respectively, in the first quarter of 2004.

Increased unit sales generated during the three months ended March 31, 2004 contributed 5.0 percentage points of revenue increase. The Company experienced volume increases in its sales of products with communications, networking and industrial applications. Higher unit sales of products with communications, networking and industrial applications contributed 4.0, 2.1 and 1.2 percentage points of revenue increase, respectively. These volume increases were partially offset by 2.3 percentage points due to a volume decrease in sales of products with entertainment/OEM applications. Factors contributing to the net increased sales volume are listed below:

•	Improvement in general economic conditions within North America and Asia;

•	Increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom during the final quarter of its annual capital spending cycle;

•	Customer pre-buying of products with industrial applications and, to a lesser extent, networking applications ahead of the Company’s announced March 2004 sales price increases;

•	Increased project activity in Asia requiring products with industrial and communications applications;

•	Increased distributor restocking activity in Asia for products with communications applications;

•	Increased project activity in North America requiring products with entertainment/OEM applications; and

•	Increased distributor restocking activity in North America for products with industrial applications.

Factors partially mitigating the net increased sales volume are listed below:

•	The Company’s decision to cease during the second quarter of 2003 the production of certain products with industrial and entertainment/OEM applications in Europe and production of certain products with communications applications in Australia; and

•	Reduced stocking orders from distribution customers in Asia for products with networking applications resulting from a decline in market share due to increased competition from local manufacturers.

The impact of increased product pricing contributed 0.3 percentage points of revenue increase during the first quarter of 2004. This price improvement resulted primarily from the impact of sales price increases implemented by the Company’s North America operations on certain products with industrial applications early in the first quarter of 2004 in response to increasing copper costs. The Company’s North America operations also implemented sales price increases on products with communications, networking and entertainment/OEM applications at the same time, but the positive impact that these increases had on the revenue comparison was not sufficient to overcome the year-over-year sales price erosion experienced on products with these applications by the Company’s Europe operations. The Company’s North America and Asia/Pacific operations implemented additional sales prices increases across all product lines in March 2004 in response to further copper cost escalation and announced April 2004 increases in Teflon® FEP costs. The impact of these additional sales price increases on revenues generated during the three months ended March 31, 2004 was minimal. The Company implemented sales price increases across all product lines in Europe on May 1, 2004 in response to copper cost escalation and the increasing costs of other raw materials.

Revenues generated on sales of product to customers in the United States, representing 53.8% of the Company’s total revenues generated during the three months ended March 31, 2004, increased by 24.0% compared with revenues generated during the same period in 2003. This increase resulted primarily from improvement in general economic conditions in the United States, increased project activity requiring products with entertainment/OEM applications, increased distributor restocking activity for products with industrial applications and the impact of sales price increases implemented in January 2004 and March 2004.

Revenues generated on sales of product to customers in Canada represented 7.4% of the Company’s total revenues for the quarter ended March 31, 2004. Canadian revenues for the first quarter of 2004 decreased by 16.1% compared with revenues for the first quarter of 2003. Absent the impact of favorable currency translation, revenues generated for the first quarter of 2004 decreased by 26.6% compared with revenues generated for the same period in 2003. This decrease resulted primarily from lower sales volume due to the Company’s decision not to reduce sales prices on certain of its lower-margin product offerings to meet the prices offered by its competitors and a decrease in demand for certain CATV coaxial products.

Revenues generated on sales of product to customers in the United Kingdom, representing 14.6% of the Company’s total revenues generated during the first quarter of 2004, increased by 26.7% compared with revenues generated during the same period in 2003. Absent the impact of favorable currency translation, revenues generated for the first quarter of 2004 increased by 12.7% compared with revenues generated for the same period in 2003. This increase resulted primarily from increased unit purchasing of products with communications applications by a large telecommunications customer in the United Kingdom during the final quarter of its annual capital spending cycle.

Revenues generated on sales of product to customers in Continental Europe represented 14.4% of the Company’s total revenues for the quarter ended March 30, 2004. Continental European revenues generated during the first quarter of 2004 decreased by 19.2% compared with revenues generated during the same period in 2003. Absent the impact that favorable currency translation had on the revenue comparison, Continental European revenues generated during the first quarter of 2004 decreased by 24.3% compared with revenues generated during the same period of 2003. Absent the impact of the Company’s decision to cease production of certain products with industrial and entertainment/OEM applications in the second quarter of 2003, Continental European revenues generated during the first quarter of 2004 decreased by 12.7% compared with revenues generated during the same period in 2003. This decrease resulted primarily from unfavorable general economic conditions in Europe and increased competition from Asian manufacturers.

Revenues generated on sales of product to customers in the rest of the world, representing 9.8% of the Company’s total revenues generated during the three months ended March 31, 2004, decreased by 6.8% from the same period in 2003. The decrease represented lower demand in the Latin America, Asia/Pacific and Africa/Middle East markets partially offset by favorable currency translation.

Continuing Operations Consolidated Costs, Expenses and Earnings

The following table sets forth information comparing the components of earnings for the three-month periods ended March 31, 2004 and 2003.

			Percent
			Increase
Three Months Ended March 31,			2004 Compared
(in thousands, except % data)	2004	2003	With 2003
Gross profit	$32,283	$28,890	11.7%
As a percent of revenues	19.0%	18.8%
Operating earnings	$7,054	$5,393	30.8%
As a percent of revenues	4.1%	3.5%
Income before taxes	$3,888	$2,143	81.4%
As a percent of revenues	2.3%	1.4%
Net income from continuing operations	$2,644	$1,236	113.9%
As a percent of revenues	1.6%	0.8%

Gross profit increased 11.7% to $32.3 million in the three months ended March 31, 2004 from $28.9 million in the three months ended March 31, 2003 due primarily to higher sales volume, a net increase in product sales prices, and the favorable impact of currency translation on gross profit. Also contributing to the favorable gross profit comparison were the current-quarter impact of material, labor and overhead cost reduction initiatives. These positive factors were partially offset by higher product costs resulting from increasing purchase prices for copper and commodities derived from both petroleum and natural gas, the impact of production outsourcing in Europe, and the impact of production capacity rationalization in Europe during the fourth quarter of 2003 that resulted in lower output, higher scrap and increased maintenance costs in the first quarter of 2004. Gross profit as a percent of revenues increased by 0.2 percentage points from the prior year due to the previously mentioned items and the Company’s favorable leveraging of fixed costs over a higher revenue base.

Operating earnings increased 30.8% to $7.1 million for the three months ended March 31, 2004 from $5.4 million for the three months ended March 31, 2003 due primarily to higher gross profit. Partially offsetting the positive operating earnings comparison was an increase in selling, general and administrative expenses to $25.2 million in the first quarter of 2004 from $23.5 million for the first quarter of 2003 due primarily to the unfavorable impact of currency translation on international expenses, severance and other benefits costs of $0.6 million recognized in the current quarter related to personnel reductions within the Electronics segment, increased incentive compensation costs and increased professional services costs. Selling, general and administrative expenses as a percentage of revenues decreased to 14.8% in the first quarter of 2004 from 15.3% in the first quarter of 2003. Operating earnings as a percent of revenues increased by 0.6 percentage points from the prior year due to the previously mentioned items and the Company’s favorable leveraging of fixed costs over a higher revenue base.

Income before taxes increased 81.4% to $3.9 million in the three months ended March 31, 2004 from $2.1 million in the three months ended March 31, 2003 due to higher operating earnings and lower net interest expense. Net interest expense decreased 2.6% to $3.2 million in the first quarter of 2004 from $3.3 million in the first quarter of 2003 due to higher interest income earned on cash equivalents. Interest income earned on cash equivalents was $0.2 million in the first quarter of 2004 compared to $0.1 million in the first quarter of 2003. Average debt outstanding was $200.0 million during both the first quarters of 2004 and 2003. The Company’s average interest rate was 6.90% in the first quarter of 2004 and 6.87% in the first quarter of 2003.

The Company’s effective annual tax rate was 32.0% in both the quarter ended March 31, 2004 and the quarter ended March 31, 2003.

Net income from continuing operations increased 113.9% to $2.6 million in the three months ended March 31, 2004 from $1.2 million in the three months ended March 31, 2003 due mainly to higher income before taxes partially offset by higher income tax expense.

Electronics Segment

Revenues generated from sales to external customers increased 8.4% to $148.6 million for the quarter ended March 31, 2004 from $137.0 million for the quarter ended March 31, 2003 due to favorable currency translation on international revenues, increased sales volume and increased selling prices. Favorable foreign currency translation on international revenues contributed 4.7 percentage points of revenue increase. Increased unit sales generated during the three months ended March 31, 2004 contributed 3.5 percentage points of revenue increase. The segment experienced volume increases in its sales of products with communications, networking and industrial applications. Higher unit sales of products with communications, networking and industrial applications contributed 2.5, 2.3 and 1.3 percentage points of revenue increase, respectively. Positive factors contributing to the volume increase and negative factors partially mitigating the volume increase are listed under Consolidated Revenues on Page 22 of this Quarterly Report on Form 10-Q. Each of the factors listed, with the exception of increased unit purchasing by a large telecommunications customer in the United Kingdom, applies to the Electronics segment. These volume increases were partially offset by a volume decrease in sales of products with entertainment/OEM applications. Lower unit sales of products with entertainment/OEM applications offset the gross revenue increase by 2.6 percentage points. The impact of increased product pricing contributed 0.2 percentage points of revenue increase during the first quarter of 2004. This price improvement resulted primarily from the impact of sales price increases implemented by the segment’s North America operations on certain products with industrial applications early in the first quarter of 2004 in response to increasing copper costs. The segment’s North America operations also implemented sales price increases on products with communications, networking and entertainment/OEM applications at the same time, but the positive impact that these increases had on the revenue comparison was not sufficient to overcome the year-over-year sales price erosion experienced on products with these applications by the segment’s Europe operations. The segment’s North America and Asia/Pacific operations implemented additional sales prices increases across all product lines in March 2004 in response to further copper cost escalation and announced April 2004 increases in Teflon® FEP costs. The impact of these additional sales price increases on revenues generated during the three months ended March 31, 2004 was minimal.

Operating earnings increased 49.0% to $10.4 million for the quarter ended March 31, 2004 from $7.0 million for the quarter ended March 31, 2003 due mainly to higher sales volumes, a net increase in product sales prices and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. Also contributing to the favorable operating earnings comparison was $1.1 million in unabsorbed production costs recognized during the first quarter of 2003 at the Company’s manufacturing facility in Ft. Mill, South Carolina, which was transferred from this segment to the Communications segment effective July 1, 2003. These positive factors were partially offset by higher product costs resulting from increasing purchase prices for copper and commodities derived from both petroleum and natural gas, the impact of production outsourcing in Europe, the impact of production capacity rationalization in Europe discussed above, the unfavorable impact of currency translation on international operating losses in Europe, Asia and Canada, and severance and other benefits costs of $0.6 million recognized in the current quarter related to personnel reductions within the segment. As a percent of revenues from external customers, operating earnings increased to 7.0% in the first quarter of 2004 from 5.1% in the first quarter of 2003 due to the previously mentioned items and the segment’s favorable leveraging of fixed costs over a higher revenue base.

Communications Segment

Due to the pending sale of assets belonging to the North American operations of the Company’s Communications segment during the second quarter of 2004, these operations are accounted for as discontinued operations in accordance with SFAS No. 144. Therefore, the European operations, with a manufacturing facility in Manchester, United Kingdom, are accounted for as the only continuing operations of the Company’s Communications segment in this Quarterly Report on Form 10-Q. All revenues, costs, income and expenses generated or incurred by the European operations are translated to United States dollars from British pounds.

Revenues generated on sales to external customers increased 32.3% to $21.5 million for the quarter ended March 31, 2004 from $16.3 million for the quarter ended March 31, 2003. The revenue increase was due primarily to increased sales volume, favorable currency translation on revenues and increased selling prices. Increased unit sales generated during the three months ended March 31, 2004 contributed 17.0 percentage points of revenue increase. This increase resulted primarily from increased unit purchasing of products with communications applications by the segment’s largest customer during the final quarter of that customer’s annual capital spending cycle. Favorable foreign currency translation on revenues contributed 14.1 percentage points of revenue increase. The impact of increased product pricing, initiated in response to recent copper cost escalation, contributed 1.2 percentage points of revenue increase during the first quarter of 2004.

Operating earnings decreased 16.7% to $1.0 million for the quarter ended March 31, 2004 from $1.2 million for the quarter ended March 31, 2003 due primarily to the impact of production outsourcing and higher product costs resulting from escalating purchase prices for copper and commodities derived from both petroleum and natural gas. The negative impact that these factors had on the operating earnings comparison was partially offset by higher sales volumes, a net increase in product sales prices, the favorable impact of currency translation on operating earnings and the current-quarter impact of manufacturing, selling, general and administrative cost reduction initiatives. Operating earnings as a percent of revenues from external customers decreased to 4.8% in the quarter ended March 31, 2004 from 7.6% for the quarter ended March 31, 2003 due to the previously mentioned items. Absent $0.5 million in nonrecurring inventory-related gains, operating earnings as a percent of revenues from external customers was 4.3% for the quarter ended March 31, 2003.

Discontinued Operations

Due to the pending sale of assets belonging to the North American operations of the Company’s Communications segment during the second quarter of 2004, these operations are accounted for as discontinued operations in accordance with SFAS No. 144.

Net loss from discontinued operations for the three months ended March 31, 2004 includes $45.2 million of revenues and $2.3 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment. Net loss from discontinued operations for the three months ended March 31, 2003 includes $43.0 million of revenues and $5.5 million of loss before income tax benefits related to the North American operations of the Company’s Communications segment.

Financial Condition

Liquidity and Capital Resources

The Company’s sources of cash liquidity included cash and cash equivalents, cash from operations and amounts available under credit facilities. Generally, the Company’s primary source of cash has been from business operations. Cash sourced from credit facilities and other borrowing arrangements has historically been used to fund business acquisitions. The Company believes that these sources are sufficient to fund the current requirements of working capital, to make scheduled pension contributions for the Company’s retirement plans, to fund scheduled debt maturity payments, to fund quarterly dividend payments and to support its short-term and long-term operating strategies. Planned capital expenditures for 2004 are approximately $13.7 million, of which approximately $9.8 million relates to capacity maintenance and enhancement. The Company has the ability to revise and reschedule the anticipated capital expenditure program should the Company’s financial position require it.

Any materially adverse reaction to customer demand, competitive market forces, uncertainties related to the effect of competitive products and pricing, customer acceptance of the Company’s product mix or economic conditions worldwide could affect the ability of the Company to continue to fund its needs from business operations.

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2004 and 2003.

Summarized Cash Flow Statements

Three Months Ended March 31,	2004	2003
(in thousands)
Net cash provided by/(used for)
Operating activities	$(8,356)	$16,718
Investing activities	(1,647)	(4,147)
Financing activities	(1,522)	(1,262)
Effect of exchange rate changes on cash and cash equivalents	(85)	183

Increase/(decrease) in cash and cash equivalents	$(11,610)	$11,492

Net Cash Provided by Operating Activities

Three Months Ended March 31,	2004	2003
(in thousands)
Net income/(loss)	$1,148	$(2,298)
Depreciation and amortization	6,466	9,142
Deferred income tax benefit	(34)	—
Other non-cash operating expenses	3,174	1,392
Decrease/(increase) in operating assets and liabilities, net	(19,110)	8,482

Net cash provided by/(used for) operating activities	$(8,356)	$16,718

Net cash used for operating activities in the first three months of 2004 totaled $8.4 million and included $3.2 million of other non-cash operating expenses and a $19.1 million net increase in operating assets and liabilities. Other non-cash operating expenses consisted of certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, employee stock purchase plan settlement charges, stock compensation, and amortization of unearned deferred compensation on restricted shares granted to certain of the Company’s key employees. The net increase in operating assets and liabilities resulted primarily from increased receivables, increased inventories and increased other net operating assets and liabilities partially offset by increased accounts payable and accrued liabilities and decreased current and deferred income tax assets.

Net cash provided by operating activities in the first three months of 2003 totaled $16.7 million and included $1.4 million of non-cash operating expenses and an $8.5 million net decrease in operating assets and liabilities. Other non-cash operating assets consisted of certain retirement savings plan contributions funded with common stock held in treasury rather than with cash, employee stock purchase plan settlement charges, amortization of unearned deferred compensation on restricted shares granted to certain of the Company’s key employees, and immaterial asset impairment charges. This net decrease in operating assets and liabilities resulted from decreased receivables, decreased inventories, decreased current and deferred tax assets and decreased other net operating assets and liabilities partially offset by decreased accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Three Months Ended March 31,
(in thousands)	2004	2003
Capital expenditures	$(1,899)	$(4,202)
Proceeds from disposal of long-lived assets	252	55

Net cash used in investing activities	$(1,647)	$(4,147)

Capital Expenditures

Three Months Ended March 31,	2004	2003
(in thousands)
Capacity modernization and enhancement	$1,423	$3,489
Capacity expansion	106	76
Other	370	637

	$1,899	$4,202

Capital expenditures during the three months ended March 31, 2004 and 2003 represented 1.1% and 2.7%, respectively, of revenues for the same periods. Investment during both the first three months of 2004 and 2003 was utilized principally for maintaining and enhancing existing production capabilities.

Net Cash Used in Financing Activities

Three Months Ended March 31,	2004	2003
(in thousands)
Proceeds from the exercise of stock options	43	—
Purchase of treasury stock	(277)	—
Cash dividends paid	(1,288)	(1,262)

Net cash used in financing activities	$(1,522)	$(1,262)

During the three months ended March 31, 2004, the Company purchased 13,464 shares of its own common stock at a price of $20.55 per share to satisfy tax and social security withholding obligations of certain holders of restricted stock that vested in February 2004.

During the three-month periods ended March 31, 2004 and 2003, dividends of $0.05 per share were paid to stockholders.

During the quarter ended March 31, 2004, there were no material changes outside the ordinary course of business to the Company’s contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the period ended December 31, 2003.

With regard to the North American operations of the Communications segment recognized as discontinued operations, net cash used for operating activities during the year ended December 31, 2003 and the three months ended March 31, 2004 was $5.1 million and less than $0.1 million, respectively.

Working Capital

The following table summarizes the Company’s working capital position at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
(in thousands, except current ratio)	2004	2003
Current assets
Cash and cash equivalents	$83,345	$94,955
Receivables	97,981	83,242
Inventories	82,240	80,958
Income taxes receivable	1,868	1,770
Deferred income taxes	11,344	11,070
Other current assets	5,642	6,218
Current assets of discontinued operations	117,487	106,178

Total current assets	$399,907	$384,391

Total current assets less cash and cash equivalents	$316,562	$289,436
Current liabilities
Accounts payable and accrued liabilities	$92,319	$89,179
Current maturities of long-term debt	64,996	65,951
Current liabilities of discontinued operations	31,435	28,003

Total current liabilities	$188,750	$183,133

Working capital (1)	$127,812	$106,303
Current ratio(2)	1.68	1.58

(1)     Total current assets less cash and cash equivalents and total current liabilities

(2)     Total current assets less cash and cash equivalents divided by total current liabilities

Current assets less cash and cash equivalents increased $27.1 million, or 9.4%, from $289.4 million at December 31, 2003 to $316.6 million at March 31, 2004. Receivables increased $14.7 million during the three months ended March 31, 2004 due primarily to increased sales late in the first quarter of 2004 and the impact of currency translation on receivables denominated in currencies other than the United States dollar. Inventories increased by $1.3 million during the first quarter of 2004 due primarily to increased production necessary to support higher sales levels and the impact of currency translation on inventories denominated in currencies other than the United States dollar. Current assets of discontinued operations increased $11.3 million during the three months ended March 31, 2004 due primarily to (1) an inventory buildup of $6.1 million during the first quarter of 2004 resulting from steady annual production rates in excess of seasonally low first quarter sales and (2) a receivables buildup of $4.2 million resulting from improved sales volume late in the first quarter of 2004 and payment of 2003 sales incentive rebates to certain customers during the current quarter.

Current liabilities increased $5.6 million, or 3.1%, from $183.1 million at December 31, 2003 to $188.7 million at March 31, 2004. Accounts payable and accrued liabilities increased during the three months ended March 31, 2004 due primarily to increased production late in the current quarter, higher costs on copper and commodities derived from petroleum and natural gas and the impact of currency translation on accounts payable and accrued liabilities denominated in currencies other than the United States dollar partially offset by severance payments totaling $1.8 million during the first quarter of 2004. In regard to the severance payments, please refer to Note 8, Accrued Severance and Other Related Benefits, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Current maturities of long-term debt decreased $1.0 million during the quarter ended March 31, 2004, due to a downward adjustment of fair value on the notional principal related to the Company’s outstanding interest rate swaps. Current liabilities of discontinued operations increased $3.4 million due primarily to a buildup of accounts payable during the first quarter of 2004 resulting from increased production late in the first quarter of 2004 and higher costs on copper and commodities derived from petroleum and natural gas.

Long-lived Assets

The following table summarizes the Company long-lived assets at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
(in thousands)	2004	2003
Property, plant and equipment	$183,600	$189,128
Goodwill and other intangibles	79,050	79,463
Other long-lived assets	5,363	6,008
Long-lived assets of discontinued operations	14,433	14,565

	$282,466	$289,164

Long-lived assets decreased $6.7 million, or 2.3%, from $289.2 million at December 31, 2003 to $282.5 million at March 31, 2004.

Property, plant and equipment includes the acquisition cost less accumulated depreciation of the Company’s land and land improvements, buildings and leasehold improvements and machinery and equipment. Property, plant and equipment decreased $5.5 million during the first three months of 2004 due mainly to depreciation.

Goodwill and other intangibles includes goodwill, defined as the unamortized difference between the aggregate purchase price of acquired businesses taken as a whole and the fair market value of the identifiable net assets of those acquired businesses.

Included in other long-lived assets are unamortized prepaid service fees associated with the Company’s borrowing arrangements and long-lived pension fund prepayments. Other long-lived assets decreased $0.6 million during the first quarter of 2003 due to the transfer of prepaid service fees associated with borrowing arrangements that mature within one year to current assets.

Capital Structure

	March 31, 2003		December 31, 2003
(in thousands, except % data)	Amount	Percent	Amount	Percent
Current maturities of long-term debt	$64,996	13.6%	$65,951	13.9%
Long-term debt	136,000	28.6%	136,000	28.5%

Total debt	200,996	42.2%	201,951	42.4%
Stockholders’ equity	275,107	57.8%	274,410	57.6%

	$476,103	100.0%	$476,361	100.0%

The Company’s capital structure consists primarily of current maturities of long-term debt, long-term debt and stockholders’ equity. The capital structure decreased $0.3 million during the first quarter of 2004 due to a $1.0 million downward adjustment of fair value on the notional principal related to the Company’s outstanding interest rate swaps partially offset by a $0.7 million increase in stockholders’ equity.

The Company had privately-placed debt of $200.0 million outstanding at March 31, 2004. Details regarding maturities and interest rates are shown below.

	Principal	Maturity	Effective
(in thousands, except % data)	Balance	Date	Interest Rate
Senior Notes, Series 1997-A (1)	$75,000	08/11/2009	6.92%
Senior Notes, Series 1999-A (2)	64,000 (2)	09/01/2004	7.60%
Senior Notes, Series 1999-B	44,000	09/01/2006	7.75%
Senior Notes, Series 1999-C	17,000	09/01/2009	8.06%

(1)	The Senior Notes, Series 1997-A include an amortizing maturity feature. The Company is required to repay $15.0 million in principal per annum beginning August 11, 2005.

(2)	The Senior Notes, Series 1999-A, mature within one year of the balance sheet date. Accordingly, they have been reclassified as current maturities of long-term debt in the financial records as of September 1, 2004. These notes also serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, at a fair market value as of March 31, 2004 of $65.0 million.

The agreements for these private placements contain affirmative and negative covenants including maintenance of minimum net worth and maintenance of a maximum ratio of debt to total capitalization. The Company was in compliance with these covenants at March 31, 2004.

The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. In general, the Company’s assets in the United States, other than real property, secure any borrowing under the Credit Agreement. The amount of any such borrowing is subject to a borrowing base comprised of the Company’s receivables and inventories located in the United States. A fixed charge coverage ratio covenant becomes applicable if the Company’s excess borrowing availability falls below $25.0 million. There were no outstanding borrowings at March 31, 2004 under the Credit Agreement. Although the Company had $70.1 million in borrowing capacity available at March 31, 2004, the Company and CDT have each agreed in the merger agreement discussed in Note 14, Pending Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q that neither party will borrow more than $25.0 million without the consent of the other party prior to the effective date of the merger.

At March 31, 2004, the Company had unsecured, uncommitted arrangements with three banks under which it could borrow up to $6.2 million at prevailing interest rates. There were no outstanding borrowings under these arrangements at March 31, 2004.

The Company manages its debt portfolio by using interest rate swap agreements to achieve an overall desired position of fixed and floating rates. At March 31, 2004, the Company was party to interest rate swap agreements relating to 7.60% medium-term notes that mature in 2004. The swaps convert a notional amount of $64.0 million from fixed rates to floating rates and mature in 2004. These arrangements have been designated and qualify as fair value hedges of the associated medium-term notes in accordance with SFAS No. 133. Based on current interest rates for similar transactions, the fair value of the Company’s interest rate swap agreements at March 31, 2004 was $1.0 million. Credit and market risk exposures on these agreements are limited to the net interest differentials. Net interest differentials earned from the interest rate swaps of $0.5 million pretax, or $0.01 per diluted share were recorded as reductions to interest expense for the three months ended March 31, 2004. Net interest differentials earned from the interest rate swaps reduced the Company’s average interest rate on long-term debt by 0.99 percentage points for the three months ended March 31, 2004. The Company is exposed to credit loss in the event of nonperformance by counterparties on the agreements, but does not anticipate nonperformance by any of the counterparties.

Borrowings have the following scheduled maturities.

	Payments Due by Period
		Less than	1-2	3-4	After
March 31, 2004	Total	1 year	years	years	4 years
(in thousands)
Long-term debt (1)	$200,000	$64,000	$15,000	$74,000	$47,000

(1)	The Senior Notes, Series 1999-A, mature within one year of the balance sheet date. Accordingly, they have been reclassified as current maturities of long-term debt in the financial records as of September 1, 2003. These notes also serve as the notional principal on certain outstanding interest rate swap agreements. Therefore, they were recorded in the financial records in accordance with SFAS No. 133 at a fair market value as of March 31, 2004 of $65.0 million.

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
		Less than	1-3	4-5	After
March 31, 2004	Total	1 year	years	years	5 years
(in thousands)
Lines of credit (1)	$70,148	$70,148	$—	$—	$—
Standby letters of credit	3,966	3,966	—	—	—
Guarantees	512	512	—	—	—

Total commercial commitments	$74,626	$74,626	$—	$—	$—

(1)	The Company entered into a credit agreement with a group of six banks on October 9, 2003 (Credit Agreement). The Credit Agreement provides for a secured, variable-rate and revolving credit facility not to exceed $75.0 million expiring in June 2006. The amount of any borrowing under the Credit Agreement is subject to a borrowing base comprised of the Company’s receivables and inventories located in the United States. Although the Company’s borrowing capacity under the Credit Agreement as of March 31, 2004 was $70.1 million, the Company and CDT have each agreed in the merger agreement discussed in Note 14, Pending Business Combination, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q that neither party will borrow more than $25.0 million without the consent of the other party prior to the effective date of the merger.

Stockholders’ equity increased by $0.7 million, or less than 0.1%, during the first quarter of 2004 due primarily to net income for the quarter ended March 31, 2004 of $1.1 million, a $1.9 million reduction of common stock held in treasury and a $0.6 million increase in additional paid-in capital both as a result of stock compensation plans settlement activity and employer contributions to the Company’s retirement savings plan. These positive factors were partially offset by dividends of $1.2 million, an increase of $1.3 million in unearned deferred compensation due to restricted shares awarded in the first quarter of 2004 and a $0.4 million reduction of accumulated other comprehensive income resulting from the unfavorable impact of currency exchange rates on financial statement translation during the first quarter of 2004.

Off-Balance Sheet Arrangements

The Company was not a party to any of the following types of off-balance sheet arrangements at March 31, 2004:

•	Guarantee contracts or indemnification agreements that contingently require the Company to make payments to the guaranteed or indemnified party based on changes in an underlying asset, liability or equity security of the guaranteed or indemnified party;

•	Guarantee contracts that contingently require the Company to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement;

•	Indirect guarantees under agreements that contingently require the Company to transfer funds to the guaranteed party upon the occurrence of specified events under conditions whereby the funds become legally available to creditors of the guaranteed party and those creditors may enforce the guaranteed party’s claims against the Company under the agreement;

•	Retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets;

•	Derivative instruments that are indexed to the Company’s common or preferred stock and classified as stockholders’ equity under accounting principles generally accepted in the United States; or

•	Material variable interests held by the Company in unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. The Company considers the accounting policies described in Critical Accounting Policies within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2003 to be its most critical accounting policies. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. The Company believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. The Company’s senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

During the three months ended March 31, 2004:

•	The Company did not change any of its existing critical accounting policies and did not adopt any new critical accounting policies;

•	No existing accounting policies became critical accounting policies due to an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

•	There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Outlook

The comments in the following paragraphs exclude the impact of the possible merger between the Company and CDT announced on February 5, 2004 (See Note 14, Pending Business Combination, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Based on current orders, a steady, moderate improvement in volume is continuing across many of the Company’s product markets worldwide. In addition, the full-quarter impact of the price increases already enacted in 2004 should continue to push consolidated revenues higher and the impact of company-wide cost-saving initiatives taken during 2002 and 2003, including plant closures and personnel reductions, should result in improved profitability in 2004. Having met its goals with regard to inventory reduction in 2003, the Company also expects to be producing at or near the level of demand in 2004, thus further helping operating margins. However, if customer pre-buying ahead of the Company’s announced sales price increases in March 2004 created some stockpiles in customers’ hands, the improvement in market demand might not be fully reflected in the Company’s second quarter 2004 revenues. That said, management believes the Company’s continuing operations will generate revenues at least five percent higher in the second quarter of 2004 than in the first quarter of the same year and that earnings per share will improve in the second quarter of 2004, perhaps to as much as twice the level achieved in the first quarter of the same year.

Costs for such raw materials as copper, Teflon® FEP and commodities derived from petroleum and natural gas have recently increased substantially due to worldwide demand, temporary supply restrictions and the effect of a weaker United States dollar in relation to other currencies. If these raw material prices continue to rise, in the absence of additional sales price increases implemented by the Company, the Company’s profitability will be negatively impacted in the remaining quarters of 2004.

The Company implemented sales price increases across all product lines in Europe on May 1, 2004 in response to copper cost escalation and increasing costs of other raw materials. The Company is currently uncertain as to whether these increased prices will be accepted in the European market. Should competitors not implement similar sales price increases in Europe, the Company’s European sales volume and gross margins could be adversely affected.

On March 18, 2004, the Company announced a definitive agreement to sell assets belonging to the North American operations of its Communications segment to Superior. Superior will buy inventory and certain equipment, and will take over the Company’s supply agreements with major telecommunications customers, for an amount not to exceed $95.0 million. The companies expect that the transaction will close during the second quarter of 2004. At the time the transaction is closed, the Company will receive approximately $85.0 million in cash. The remaining payment of up to $10.0 million is contingent upon Superior’s retention of the economic value derived from the assumed supply agreements. The Company does not anticipate that it will recognize a significant gain or loss on the disposal of this inventory and equipment. After the sale takes place, the Company will close its communications cable plant in Phoenix, Arizona. The Company anticipates incurring severance and other related benefits charges in the range of $6.0-$7.0 million that will have a negative effect on both cash flow and results of discontinued operations during the remainder of 2004.

The Company recognized $0.6 million of severance and other benefits costs in the first quarter of 2004 related to personnel reductions within its Electronics segment. These costs had a negative effect on operating results in the first quarter of 2004 and will have a negative effect on cash flow in later quarters of 2004. The Company anticipates it will recognize additional costs in the later quarters of 2004 associated with on-going restructuring activities.

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

The Company anticipates paying off its Series 1999-A Medium-Term Notes in the amount of $64.0 million during 2004. The Company also anticipates funding $12.5 million during 2004 ($1.3 million of which the Company had contributed as of March 31, 2004) to its defined benefit pension plans and its other postretirement plan and funding $2.2 million in severance accruals recorded at March 31, 2004 related to both the manufacturing facility closure in Germany and personnel reductions in the Electronics segment. These transactions will have a significant impact on the Company’s cash flow in 2004; however, the Company anticipates it will have sufficient funds to satisfy these cash requirements.

The Company estimates that it has currently incurred and deferred, or is committed to incur, professional services costs related to its potential merger with CDT totaling $2.5–$3.0 million. Committed costs in the range of $1.2–$1.7 million remain unpaid at March 31, 2004. These unpaid costs will have a negative effect on cash flow in the remaining quarters of 2004. Should the merger not be consummated, both deferred costs and committed but unpaid costs would be expensed and would negatively impact the Company’s profitability for 2004.

Forward-Looking Statements

The statements set forth in this Quarterly Report on Form 10-Q other than historical facts, including those noted in the “Outlook” section, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, they are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, general economic conditions, and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. As a result, the Company’s actual results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, and disclaims any obligation to do so.

See Note 14, Pending Business Combination, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a brief synopsis of the planned merger of the Company with CDT. There can be no assurance as to the timing of the closing of the merger, or whether the merger will close at all. Obtaining required regulatory approvals might delay consummation of the merger. The consideration to be received by the Company’s stockholders, as set forth in the Agreement and Plan of Merger, is fixed despite potential changes in stock prices. The officers and directors of the Company and CDT may have interests in the merger that are different from the interests of stockholders because of employment agreements, severance agreements and stock-based compensation arrangements. The combined company will rely heavily on key personnel, and there can be no assurance that the combined company will retain such key personnel. Integration of the Company and CDT operations may be difficult, and the expected synergies and cost savings might not be realized. If the merger is not completed, the Company’s business and stock price might be negatively affected if customers, investors and others were to doubt the Company’s ability to compete effectively on its own.

The Company’s actual results may differ materially from such forward-looking statements for the following reasons: changing economic conditions in the North America, Europe and Asia (and the impact such conditions may have on the Company’s sales); increasing price, product and service competition from local and international competitors (including new entrants); the creditworthiness of the Company’s customers; the outcome of the Company’s planned sale of certain assets belonging to the North American operations of its Communications segment; the Company’s continued ability to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the ability to successfully restructure the Company’s operations; the ability to transfer production to new or existing facilities; developments in technology; the threat of displacement from competing technologies (including wireless and fiber optic technologies); demand and acceptance of the Company’s products by customers and end users; changes in raw material costs (specifically, costs for copper, Teflon® FEP and commodities derived from petroleum and natural gas) and availability; changes in foreign currency exchange rates; the pricing of the Company’s products (including the Company’s ability to adjust product pricing in a timely manner in response to raw material cost volatility); the success of implementing cost-saving programs and initiatives; reliance on large customers (particularly, the reliance of the Electronics segment on sales to certain large distributors and the reliance of the Communications segment on sales to a large telecommunications customer in the United Kingdom); the threat of war and terrorist activities; general industry and market conditions and growth rates; and other factors noted in the Company’s Annual Report on Form 10-K for 2003 and other Securities Exchange Act of 1934 filings.

Item 3: Quantitative and Qualitative Disclosures About Market Risks

Market risks relating to the Company’s operations result primarily from interest rates, foreign exchange rates, certain commodity prices and concentrations of credit. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The Company intends to use such derivative financial instruments as risk management tools and not for speculative investment purposes. Item 7A, Quantitative and Qualitative Disclosures About Market Risks, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 provides more information as to the types of practices and instruments used to manage risk. There was no material change in the Company’s exposure to market risks since December 31, 2003.

Item 4: Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings and administrative actions that are incidental to its operations. These proceedings include personal injury cases (about 203 of which the Company was aware at May 1, 2004) in which the Company is one of many defendants, eight of which are scheduled to go to trial in 2004. The relief sought in the cases generally seeks compensatory, special and punitive damages. Electricians have filed a majority of these cases, primarily in New Jersey and Pennsylvania. Typically, the claimant alleges injury from alleged exposure to heat-resistant asbestos fiber, which was usually encapsulated or embedded and lacquer-coated or covered by another material. Exposure to the fiber would have occurred, if at all, while stripping (cutting) the wire or cable that had such fiber. It is alleged by claimants that exposure to the fiber may result in respiratory illness. Generally, stripping was done to repair or to attach a connector to the wire or cable. Alleged predecessors of the Company had a small number of products that contained the fiber, but ceased production of such products more than fifteen years ago. Through May 1, 2004, the Company had been dismissed in approximately 50 similar cases without any going to trial or any payment to the claimant; only one involved a settlement, with the Company having paid $1,275 and two of its insurers having paid the remainder. These cases were dismissed primarily because the claimants could not show any injury, or could not show that injury was caused from exposure to products of alleged predecessors of the Company. The Company has insurance that it believes should cover a significant portion of any defense, settlement or judgment costs borne by the Company in these types of cases and, under an agreement with the Company, two insurance carriers are paying 83% of the defense costs in these types of cases and defense costs do not erode their policy limits. The Company vigorously defends these cases and is unaware of any valid study or literature that proves that stripping (or otherwise handling) wire and cable, which contains the fiber and which was manufactured by any alleged predecessor of the Company, would cause any illness. As a separate matter, liability for any such injury generally should be allocated among all defendants in such cases in accordance with applicable law. From 1996 through May 1, 2004, the total amount of litigation costs paid by the Company for all cases of this nature was approximately $180,447. In the opinion of the Company’s management, the proceedings and actions in which the Company is involved should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Item 6: Exhibits and Reports on Form 8-K

Exhibits

Exhibit 10.1	Asset Purchase Agreement by and among Superior Essex Communications LLC as Purchaser and Belden Communications Company and Belden (Canada) Inc. as Seller dated as of March 18, 2004

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On February 5, 2004, the Company furnished a Current Report on Form 8-K relating to (1) the Company’s execution of an Agreement and Plan of Merger between the Company, Cable Design Technologies Corporation (CDT) and BC Merger Corporation, (2) the joint announcement of the proposed merger by the Company and CDT and (3) the announcement of the Company’s financial results for the three months ended December 31, 2003.

On February 23, 2004, the Company furnished a Current Report on Form 8-K relating to the execution of Amendment No. 1 to the Rights Agreement between the Company and Mellon Investor Services LLC resulting from the proposed merger between the Company and CDT.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDEN INC.

Date: May 10, 2004	By:	/s/ C. Baker Cunningham

C. Baker Cunningham
Chairman of the Board, President
and Chief Executive Officer

Date: May 10, 2004		By: /s/ Richard K. Reece

Richard K. Reece
Vice President, Finance
and Chief Financial Officer